Form 10-K
period 2024-12-31
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2025-02-27
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
BXP, Inc. ☒ Boston Properties Limited Partnership ☒
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
BXP, Inc.:    Yes  ☐   No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of the 156,749,318 shares of Common Stock held by non-affiliates of BXP, Inc. was $9,649,488,016 based upon the last reported sale price of $61.56 per share on the New York Stock Exchange on June 28, 2024. (For this computation, BXP, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of BXP, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of BXP, Inc.).
As of February 21, 2025, there were 158,209,602 shares of Common Stock of BXP, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in BXP, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 20, 2025 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. BXP, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2024.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2024 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. Effective July 1, 2024, BXP amended its certificate of incorporation to change its name from Boston Properties, Inc. to BXP, Inc. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of December 31, 2024, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s stock option and incentive plan, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $236.1 million, or 1.1% at December 31, 2024, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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
•Note 12. Segment Information; and
•Note 13. Earnings Per Share / Common Unit; and
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
•Market and economic volatility due to adverse economic and political conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
•Our success depends on key personnel whose continued service is not guaranteed.
•Our performance and value are subject to risks associated with our real estate assets and with the real estate industry, including, without limitation:
•potential difficulties or delays renewing leases or re-leasing space;
•potential sustained changes in client preferences and space utilization from full-time, collective in-person work environments to hybrid or remote work models, which could decrease overall demand for workplaces and cause market rental rates and property values to be negatively impacted;
•potential delays in completion of development and redevelopment projects due to supply chain disruptions and labor shortages; and
•potential increases in costs to maintain, renovate and develop our properties related to inflation.
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
•Elevated interest rates increase our interest costs on variable rate debt and could adversely impact our ability to re-finance existing debt or sell assets on favorable terms or at all.
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

•We face risks associated with BXP’s status as a real estate investment trust (REIT), including, without limitation:
•failure to qualify as a REIT would cause BXP to be taxed as a corporation, which would substantially reduce funds available for payment of dividends;
•possible adverse state and local tax audits and changes in state and local tax laws could result in increased tax costs that could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our securityholders; and
•in order to maintain BXP’s REIT status, we may be forced to borrow funds during unfavorable market conditions.
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 52.

PART I.
Item 1. Business

General
BXP, a Delaware corporation, is a fully integrated, self-administered and self-managed REIT, and is one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2024) in the United States that develops, owns and manages primarily premier workplaces. BXP was formed in 1997 to succeed the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970.
Our properties are concentrated in six dynamic gateway markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. At December 31, 2024, we owned or had joint venture interests in a portfolio of 185 commercial real estate properties, aggregating approximately 53.3 million net rentable square feet of primarily premier workplaces, including seven properties under construction/redevelopment totaling approximately 2.3 million net rentable square feet. As of December 31, 2024, our properties consisted of:
•163 office and life sciences properties (including five properties under construction/redevelopment);
•14 retail properties (including one property under construction);
•seven residential properties (including one property under construction); and
•one hotel.
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
BXP manages BPLP as its sole general partner. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 2800 28th Street, Santa Monica, California 90405, 599 Lexington Avenue, New York, New York 10022, Two Embarcadero Center, San Francisco, California 94111, 1001 Fourth Avenue, Seattle, Washington 98154 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
Our internet address is http://www.bxp.com. On our website, you can obtain free copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, BXP, Inc., Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. “Boston Properties” is a registered trademark, BXP is a registered trademark, and the “bxp” logo is a registered trademark, in all cases, owned by BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 21, 2025, the owner of approximately 89.5% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP and (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP (“LTIP Units”), for which all performance conditions have been satisfied for such conversion. We exclude from (1) and (2) above other LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards in 2023 or later (“MYLTIP Awards”), which remain subject to performance conditions. An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned.
Transactions During 2024
Acquisitions
On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC. At acquisition, the total net equity acquired was $20.0 million, which includes $10.0 million in cash that we paid for the joint venture partner's 50% economic ownership interest in the joint venture. The property is subject to existing mortgage indebtedness of approximately $207.1 million (see “Secured Debt” below). The acquisition resulted in us recording a gain upon consolidation of approximately $21.8 million, which is the difference between the fair value of the previously held equity method investment immediately prior to the consolidation of $10.0 million, less our costs basis of approximately $(11.8) million. The gain on consolidation is included within loss from unconsolidated joint ventures in the Consolidated Statement of Operations (See Notes 3, 6 and 7 to the Consolidated Financial Statements). 901 New York Avenue is a premier workplace consisting of approximately 508,000 net rentable square feet.
On December 27, 2024, we completed the acquisition of 725 12th Street, an approximately 300,000 net rentable square foot, 12-story premier workplace located in Washington, DC, for a purchase price, excluding transaction costs, of $34.0 million. The acquisition was completed with available cash. Following the acquisition, we commenced redevelopment of the property. When completed, 725 12th Street is expected to total approximately 320,000 net rentable square feet of office and retail space. The project is 47% pre-leased as of February 21, 2025.
Pending Disposition and Impairment
At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million during the year ended December 31, 2024. Our estimated fair value was based on Level 3 inputs as defined in Accounting Standards Codification (“ASC”) 820 and the terms of a pending offer from a third-party.
On May 7, 2024, we entered into an agreement with the third-party developer for the sale of 2 Choke Cherry Road, 2094 Gaither Road and the land parcel, located in Rockville, Maryland, for an aggregate gross sale price of approximately $24.8 million. On July 22, 2024, we executed an amendment to the agreement for an aggregate gross sale price of approximately $24.7 million. 2 Choke Cherry Road and 2094 Gaither Road are two vacant office properties aggregating approximately 143,000 net rentable square feet that were taken out of service and held for redevelopment. The disposition is subject to satisfaction of certain closing conditions and there can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
Developments/Redevelopments
As of December 31, 2024, we had seven properties under construction/redevelopment, which we expect will total approximately 2.3 million net rentable square feet when completed. We estimate our share of the aggregate total investment to complete these projects is approximately $2.3 billion, of which approximately $1.3 billion remained to be invested as of December 31, 2024. The total development pipeline, including office, laboratory/life sciences and retail developments, but excluding our residential development 121 Broadway Street in Cambridge, Massachusetts, is 50% pre-leased as of February 21, 2025. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On February 12, 2024, we commenced the development of a residential project at 121 Broadway Street in Cambridge, Massachusetts that is adjacent to our development projects at 290 Binney Street and 300 Binney Street. 121 Broadway will consist of 439 residential units aggregating approximately 492,000 net rentable square feet. There can be no assurance that we will complete development of the project on the terms and schedule currently contemplated or at all.
On April 5, 2024, we completed and fully placed in-service 760 Boylston Street, an approximately 118,000 net rentable square foot retail redevelopment located in Boston, Massachusetts.
On July 17, 2024, we partially placed in-service Reston Next Office Phase II, an approximately 90,000 net rentable square foot development project comprised of office and retail space located in Reston, Virginia.
On September 26, 2024, we fully placed in-service 180 CityPoint, an approximately 329,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
On October 5, 2024, we fully placed in-service 103 CityPoint, an approximately 113,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
On October 31, 2024, we completed and fully placed in-service 300 Binney Street, a laboratory/life sciences redevelopment project with approximately 240,000 net rentable square feet located in Cambridge, Massachusetts.
Leases
On March 28, 2024, we entered into a 90-year air rights lease with the Massachusetts Department of Transportation for an approximately 61,000 square foot site at the parking garage located at 100 Clarendon Street and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The lease requires annual base rental payments of $250,000 until the commencement of construction, as defined in the lease. If we commence construction of a project on the site on or before August 1, 2028 then a final fixed rental payment is due in accordance with the lease at that time. After August 1, 2028, if we commence construction of a project on the site, then a final rental payment based on the then current fair market value will be due at that time. In addition, the lease requires annual payments of $500,000 through 2033 to fund maintenance and improvements to the Station. We have assumed that we will begin construction on the site on or before August 1, 2028. The incremental borrowing rate for this lease is 6.57% per annum. The net present value of the ground lease payments is approximately $23.2 million. We classify this lease as an operating lease. As a result, we recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $23.9 million and $23.2 million, respectively, on our Consolidated Balance Sheets at March 31, 2024. The ground lease had operating lease costs of approximately $0.3 million for the period from March 28, 2024 through December 31, 2024. There can be no assurance that we will commence construction on the ground lease site on the terms and schedule currently contemplated or at all.
We have a ground lease for the land underlying our residential property, The Skylyne, in Oakland, California. The Skylyne is a residential property consisting of 402 residential units and supporting retail space totaling approximately 331,000 net rentable square feet. The ground lease has approximately 92 years remaining (including extension options) and provides us with the right to purchase the land subject to certain conditions. When the lease was executed in 2017, the purchase option was considered a bargain purchase option and, as a result, we classified it as a finance lease and we assumed the lessor would exercise its right to require us to purchase the land in May 2024 for approximately $38.7 million. In May 2024 and as of the date of this report, the lessor has not exercised this option and we reassessed the accounting for the ground lease and determined that the purchase option continues to be considered a bargain purchase option and the ground lease will continue to be accounted for as a finance lease. The lease requires monthly base rental payments of a nominal amount until the purchase occurs, which we now estimate will be in 2030. As a result of the reassessment, the lease liability was remeasured and reduced to approximately $0.1 million. In conjunction with the reduction in the lease liability, the right of use asset was reduced to $0 and the difference between the lease liability and right of use asset, before the remeasurement, of approximately $9.5 million was recorded as a decrease to interest expense for the year ended December 31, 2024. There can be no assurance that we will ultimately exercise the ground lease purchase option on the schedule currently contemplated or at all.
Secured Debt
On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC (See Note 3 to the Consolidated Financial

Statements). The property is subject to existing mortgage indebtedness. At acquisition, the mortgage loan had an outstanding principal balance of approximately $207.1 million, bore interest at 3.61% per annum and was scheduled to mature on January 5, 2025. The mortgage loan was recorded at a fair value of approximately $198.7 million. On January 11, 2024, we modified the mortgage loan to provide for two extension options totaling five years of additional term, each subject to certain conditions. On December 20, 2024, we exercised the first extension option to extend the maturity date to January 5, 2029. At the time of the extension, the outstanding principal balance was $202.3 million. The extended loan will bear interest at 5.00% per annum beginning January 5, 2025. The loan has a one-year extension option remaining, subject to certain conditions.
On October 8, 2024, we modified the mortgage loan collateralized by our Santa Monica Business Park properties located in Santa Monica, California. The mortgage loan had an outstanding principal balance of $200.0 million, bore interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum and was scheduled to mature on July 19, 2025. The modified loan is scheduled to mature on October 8, 2028 and continues to bear interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum until July 19, 2025. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR plus 1.60% per annum through the maturity date. The entire principal is subject to interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of approximately 2.675% per annum through April 1, 2025 (See Note 8 to the Consolidated Financial Statements). The mortgage loan requires monthly interest-only payments during the term of the loan, with the entire principal due at maturity. Santa Monica Business Park is an office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet.
Unsecured Debt
On February 1, 2024, BPLP repaid $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash. The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under BPLP’s unsecured revolving credit facility (the “2021 Credit Facility”). At December 31, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.79% per annum and had a weighted-average maturity of 38 days from the issuance date.
On April 29, 2024, BPLP repaid $500.0 million of the outstanding balance of its $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”) from the proceeds of its unsecured commercial paper program. On May 16, 2024, BPLP exercised its option to extend the maturity date of the 2023 Unsecured Term Loan to May 16, 2025. All other terms of the 2023 Unsecured Term Loan remain unchanged (See Note 7 to the Consolidated Financial Statements).
On April 29, 2024, BPLP increased the maximum borrowing amount under the 2021 Credit Facility from $1.815 billion to $2.0 billion. All other terms of the 2021 Credit Facility, including its maturity date of June 15, 2026, remain unchanged (See Note 7 to the Consolidated Financial Statements).
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
On September 27, 2024, BPLP entered into a credit agreement that provides for a $100.0 million unsecured term loan facility (the “2024 Unsecured Term Loan”) with a lender (the “Lender”) under the mortgage loan collateralized by our Santa Monica Business Park properties located in Santa Monica, California (the “SMBP Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The proceeds were used to modify and repay the portion of the SMBP Loan held by the Lender. After the repayment, the SMBP Loan had a remaining principal balance of $200.0 million. The 2024 Unsecured Term Loan matures on September 26, 2025 with three, one-year extension options, subject to customary conditions (See Note 7 to the Consolidated Financial Statements).
Equity Transactions
During the year ended December 31, 2024, BXP acquired an aggregate of 1,147,013 common units of limited partnership interest, including a total of 122,241 common units issued upon the conversion of LTIP Units, 2012 outperformance plan awards (“2012 OPP Units”) and 2013 - 2019 multi-year, long-term incentive program awards, presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
On January 2, 2024, a joint venture in which we have a 50% ownership interest partially placed in-service 651 Gateway, an approximately 327,000 net rentable square foot laboratory/life sciences project in South San Francisco, California. This property was fully placed in-service on January 2, 2025.
On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million in cash (See Note 3 to the Consolidated Financial Statements). Prior to the acquisition, we had a 50% economic ownership interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in us having full ownership of the joint venture such that we now account for its assets, liabilities, and operations on a consolidated basis in our financial statements instead of under the equity method of accounting. As a result, we recognized a gain on consolidation of approximately $21.8 million.
On February 6, 2024, a joint venture in which we have a 25% ownership interest extended the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding principal balance totaling $80.0 million and was scheduled to mature on February 9, 2024. The extended loan was scheduled to mature on May 9, 2024. On May 8, 2024, the loan was extended 30 days and on June 7, 2024, the loan was extended an additional 60 days. The extended loan continued to bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and matured on August 7, 2024. As of December 31, 2024, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest of approximately $119.6 million. The joint venture is negotiating a new third-party loan, however, there can be no assurance that the joint venture will enter into a new third-party loan on the terms and schedule currently contemplated or at all. We are the lender of the loan and the loan and accrued interest are reflected as Related Party Note Receivables, Net and Tenant and Other Receivables, Net, respectively, on our Consolidated Balance Sheets. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On February 9, 2024, a joint venture in which we have a 50% ownership interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. The construction loan had a total commitment amount of approximately $252.6 million. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and matures on April 26, 2025. At the time of the extension, the loan had an outstanding balance totaling approximately $251.6 million and was scheduled to mature on April 26, 2024. 7750 Wisconsin Avenue is a premier workplace with approximately 736,000 net rentable square feet located in Bethesda, Maryland.
On July 18, 2024, a joint venture in which we have a 50% ownership interest extended by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the extension, the loan had an outstanding balance totaling approximately $333.6 million, bore interest at Term SOFR plus 1.48% per annum, and was scheduled to mature on September 5, 2024. Following the extension, the loan will continue to bear interest at Term SOFR plus 1.48% per annum, and is scheduled to mature on September 5, 2025. 100 Causeway Street is an approximately 634,000 net rentable square foot premier workplace located in Boston, Massachusetts.
On August 7, 2024, a joint venture in which we have a 71.11% ownership interest partially placed in-service 360 Park Avenue South, a 20-story, premier workplace with ground floor retail located in New York City, New York, aggregating approximately 450,000 net rentable square feet. On December 13, 2024, the joint venture extended the maturity date of its mortgage loan by three years. At the time of the extension, the loan had an outstanding balance totaling approximately $220.0 million, bore interest at Adjusted Term SOFR plus 2.40% per annum, and was scheduled to mature on December 14, 2024. Following the extension, the loan bears interest at Term SOFR plus 2.50% per annum, and is scheduled to mature on December 13, 2027.

On December 13, 2024, a joint venture in which we have a 20% ownership interest fully placed in-service Skymark, a luxury residential property located in Reston, Virginia, that consists of 508 residential units aggregating approximately 417,000 net rentable square feet across a five-story, low-rise building and an iconic 39-story tower, which is one of the tallest buildings in Northern Virginia.
During the year ended December 31, 2024, we recognized an other-than-temporary impairment loss on our investments in Colorado Center, Gateway Commons and Safeco Plaza of approximately $168.4 million, $126.1 million and $46.8 million, respectively (See Note 6 to the Consolidated Financial Statements).
Noncontrolling Interest
On March 21, 2024, we completed the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts.  We retain a 55% ownership interest in the joint venture. The institutional investor funded approximately $97.2 million in cash at closing, which is less than 45% of the agreed upon carrying value of the property immediately prior to the transaction.  The institutional investor will fund all construction costs until its equity balance is proportionate to its ownership percentage, after which we and the institutional investor will fund the development project based on our respective ownership interests. As of December 31, 2024, the equity balance for each of the investors is proportionate to their ownership percentage.  The transaction did not qualify as a sale of real estate for financial reporting purposes as we continue to effectively control the property and thus will continue to account for the property on a consolidated basis in our financial statements and no gain was recognized in the Consolidated Statements of Operations.  We provide customary development, property management and leasing services to the joint venture.  290 Binney Street is an approximately 573,000 net rentable square foot laboratory/life sciences development project located in Cambridge, Massachusetts.
Stock Option and Incentive Plan
On January 25, 2024, the Compensation Committee of BXP’s Board of Directors approved a new equity-based, multi-year, long-term incentive program (the “2024 MYLTIP”) as a performance based component of our overall compensation program under the BXP, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. Under ASC 718 “Compensation - Stock Compensation,” the 2024 MYLTIP awards have an aggregate value of approximately $11.1 million, which amount will generally be amortized into earnings under the graded vesting method. (See Note 15 to the Consolidated Financial Statements).
On February 1, 2024, the three-year measurement period for our 2021 MYLTIP awards ended and, based on BXP’s absolute and relative TSR performance, the final payout was determined to be 112% of target, or an aggregate of approximately $12.6 million (after giving effect to employee separations). As a result, an aggregate of 155,625 2021 MYLTIP Units that had been previously granted were automatically forfeited.
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
Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth, utilization of our joint venture partner relationships and our balance sheet position us to continue to selectively develop a range of premier workplaces, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office and residential properties and life sciences space, within budget and on schedule. We believe we are also well-positioned to achieve external growth through acquisitions. From time to time, we remove from service select office assets for which we believe we have better uses, such as residential developments. Other factors that contribute to our competitive position include:
•our control of sites (including sites under contract or option to acquire and properties removed from our in-service portfolio in anticipation of future redevelopment) in our markets that could support approximately 19.5 million additional square feet of new development;
•our reputation gained through 55 years of successful operations and the stability and strength of our existing portfolio of properties;
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
Opportunities to execute our external growth strategy fall into three categories:
•Development in selected submarkets. We believe the selected development of well-positioned premier workplaces as well as residential buildings and mixed-use complexes may be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that should allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 55-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land or buildings with development or redevelopment potential.
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
At December 31, 2024, the weighted-average lease term of our in-place leases based on square feet, including leases signed by our unconsolidated joint ventures, was approximately 7.8 years and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable clients. In 2024, we executed approximately 5.6 million square feet of leases with a weighted-average lease term of 9.8 years. Based on leases in place at December 31, 2024, leases with respect to approximately 7.0% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2025.
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
Sustainability
Our Strategy
We are committed to maximizing long-term value for our shareholders through, among other strategies, actively working to promote our growth and operations sustainably and responsibly across our six dynamic gateway markets. BXP’s sustainability strategy is to conduct our business, the development, ownership and operation of new and existing buildings, in a manner that contributes to positive outcomes for our clients, shareholders, employees and the communities we serve (collectively, our “stakeholders”). Our investment philosophy is shaped by our core strategy of long-term ownership and our commitment to our communities and the centers of commerce and civic life that make them thrive. We are focused on developing and maintaining healthy, high-performance buildings, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas (“GHG”) emissions and climate change. Through our efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our stakeholders.
Sustainability Leadership
BXP is a widely recognized industry leader in sustainability, and our 2024 highlights include:
•BXP ranked among the top real estate companies in the GRESB assessment, earning a ninth consecutive 5-star rating. 2024 was the thirteenth consecutive year that BXP earned the GRESB “Green Star” designation
•BXP maintained an MSCI rating of “AA” and a CDP score of “B”
•BXP was named to Newsweek’s America’s Most Responsible Companies for the fifth consecutive year, ranking 83rd out of 600 companies, and was also named to Newsweek’s America’s Greenest Companies with a 4.5-star rating
•BXP was named a member of the Dow Jones Sustainability Index (DJSI) North America for the fourth consecutive year. BXP was one of eight real estate companies that qualified and the only office REIT in the index, scoring in the 93rd percentile of the real estate companies assessed for inclusion
•BXP was recognized as one of TIME Magazine’s World’s Most Sustainable Companies, ranking 79th out of 500 companies and the highest-rated United States property owner
•BXP earned Nareit’s Leader in the Light Office award, in addition to Nareit’s Sustainability Impact Award - Sustainable Design for 140 Kendrick Street - Building A
•BXP was named an ENERGY STAR Partner of the Year – Sustained Excellence Award Winner
•BXP continued its tenure as an inaugural Platinum Level Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy
Our leadership position is due, in part, to our establishment of environmental goals, the periodic reporting of progress toward our goals and the achievement of these goals, which we report in an annual Sustainability & Impact Report that is made available on our website at http://www.bxp.com under the heading “Commitment”. We have publicly adopted energy, water, building certification, waste and GHG emissions goals, including a commitment to achieving carbon-neutral operations (for direct and indirect Scope 1 and Scope 2 GHG emissions) by 2025 from our occupied and actively managed buildings where we have operational control. We have also provided climate-related disclosures aligned with the recommendations of the Task Force on Climate-Related Financial Disclosures (“TCFD”). Detailed information on these goals and targets and our TCFD disclosures are included in our Sustainability & Impact Reports. We expect to publish our next report in April 2025.
The Sustainability & Impact Reports and the related information contained on our website (or that can be accessed through our website) are not incorporated by reference into this Annual Report on Form 10-K.
Sustainability Accounting Standards Board (“SASB”) Disclosures
The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposed sustainability accounting metrics designed for disclosure in mandatory filings, such as the Annual Report on Form 10-K, and serves as the framework against which we have aligned our disclosures for sustainability information. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of the eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Our energy and water data is collected from utility bills and submeters and is assured by an independent, third-party assurance expert, which includes all 2023 SASB energy and water metrics. During the 2024 calendar year, 69 buildings representing 59% of total in-service portfolio were ENERGY STAR certified. A licensed professional has verified all ENERGY STAR applications.

The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2023 for which data were available on occupied and actively managed office buildings where we had operational control.1,2,3,4,5,6
_______________
(1)Full 2024 calendar year energy and water data will not be available and assured by a third party until April 2025. Therefore, 2023 is the most recent year for which complete and third-party assured energy and water data is available.
(2)The charts reflect the performance of our occupied and actively managed office portfolio. We define “occupied buildings” as those with no more than 50% vacancy. Actively managed office buildings are multi-tenant buildings over which we have operational control of building system performance and investment decisions. At the end of the 2023 calendar year, our occupied and actively managed office portfolio included 77 buildings totaling 40.8 million gross square feet, and it accounted for approximately 75% of BXP’s total in-service portfolio by area.
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
(6)2020 and 2021 data reflect the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic. Occupancy was not significantly reduced in 2023.
Human Capital Management
As of December 31, 2024, we had 710 non-union employees and 106 union employees. Because the unions control the primary aspects of the hiring process, except as otherwise noted, all data provided in this Human Capital Management section refers to BXP’s non-union employee workforce only.
Our operational and financial performance depends on the talents, energy, experience and well-being of our employees. Our ability to attract and retain talented people depends on a number of factors, including work environment, career development and professional training, compensation and benefits, and the health, safety and wellness of our employees.
Our workforce provides a strategic business advantage as it is one of our most valuable assets. We are committed to the quality, growth and development of our people as part of our strategy to drive long-term value for our shareholders. We aim to ensure that all employees have the opportunity to make their maximum contribution to us and to their own career goals. It has been, and will continue to be, our policy to recruit, hire, assign, promote and train in all job titles without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations. Our hiring practices do not, and have not, included quotas or numerical targets based on any of these characteristics.
Culture & Employee Engagement
We believe that the success of our business is tied to the quality of our workforce, and we strive to maintain a corporate environment without losing the entrepreneurial spirit with which we were founded 55 years ago. By providing a quality workplace and comprehensive benefit programs, we recognize the commitment of our employees to bring their talent, energy and experience to us. Our continued success will depend on our employees’ expertise and dedication. Our workforce, as referred to in this section, excludes intern employees and union employees for which the unions control primary aspects of the hiring process.
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
Another indicator of the success of our efforts in the workplace is the long tenure of our employees. Approximately 34% of our employees have worked at BXP for ten or more years. The average tenure of our employees is approximately 9.5 years and that of our officers is 18.4 years. In 2024, our voluntary workforce turnover rate was 10.8%.
Career Development & Training
We invest significant resources in our employees’ personal and professional growth and development and provide a wide range of tools and development opportunities that build and strengthen employees’ leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, executive town halls and external programs. We foster an environment of growth and internal promotion and strive for a process that is grounded in efficiency, transparency and collaboration for our internal candidates. Open positions are posted, and employees are highly encouraged to apply for promotion within the organization. In 2024, more than 6% of our employees were promoted to elevated roles within our organization.
Compensation & Benefits
We designed our compensation program with the goal of providing a balanced and effective way of ensuring internal equity and market competitiveness in our pay practices. We have coupled external, market-driven data with a comprehensive performance review assessment tool to strike the balance that best represents our compensation strategy and links pay to performance. On an annual basis, our Human Resources department evaluates market compensation ranges for each position to ensure we are appropriately compensating our employees. We believe this total rewards program directly aligns with our compensation and benefits strategy.
Our employee benefit programs are designed to meet the needs of our workforce by offering comprehensive and competitive programs to support our employees and their families. These programs provide flexibility and choice in coverage, valuable resources to protect and enhance financial security, and benefits that help balance work and personal life. Some of the benefits that we offer our employees include:
•health (including telehealth), dental and vision insurance,
•employer-subsidized health savings account,
•a 401(k) plan with a generous matching contribution,
•an employee stock purchase plan that allows employees to purchase our common stock at a discount,
•health care and dependent care flexible spending accounts,
•income protection through our sick pay, salary continuation and long-term disability policies and life insurance,
•a scholarship program for the children of non-officer employees,
•tuition reimbursement,
•a commuter subsidy to encourage and support the use of public transportation,
•paid vacation, holiday, personal days, a volunteer day program, and paid parental leave to balance work and personal life,
•wellness and mental health well-being programs,
•employee assistance program,

•matching charitable gift program,
•back-up child and elder care, and
•pet insurance.
Health, Safety & Wellness
As one of the largest publicly traded premier workplace REITs (based on total market capitalization as of December 31, 2024) in the United States, we are keenly aware of the influence of buildings on human health and its importance to our clients and employees. The health, safety and security of our employees, clients, contractors and other visitors to our properties are our highest priority. We have implemented numerous operational measures to promote better health and safety in our buildings, including measures related to indoor air quality in our buildings.
We believe the success of our employees is dependent upon their overall well-being, including their physical health, mental health, work-life balance and financial well-being. In addition to the benefits outlined above, we also offer our employees an Employee Wellness Program, an Employee Assistance Program and a Mental Health Well-Being Program. The Employee Wellness Program was established in 2016 to encourage employees to improve their health and well-being by offering a variety of activities and engaging content to meet individual wellness goals. Qualifying program participants receive a discount on a portion of their health insurance cost. The Employee Assistance Program includes services for childcare, eldercare, personal relationship information, financial planning assistance, stress management, mental illness and general wellness and self-help. BXP also offers a premium mental health program that provides online resources and support for employees facing a wide variety of issues.
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

Investments in Real Estate Mortgages and Mezzanine Debt
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2024, we had one note receivable and two related party note receivables outstanding, which totaled approximately $93.7 million, after adjustments for financing costs and the current expected credit loss allowance.
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
Dispositions
We decide to dispose or partially dispose of properties based upon a periodic review of our portfolio and the determination by the Board of Directors of BXP that doing so is in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2024, we had one property that was subject to a tax protection agreement, which may limit our ability to dispose of the asset or require us to pay damages to the prior owner in the event of a taxable sale in violation of the agreement. The tax protection agreement expires on December 14, 2033, or earlier upon the occurrence of certain events.
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
The Board of Directors of BXP will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing, the cost and effectiveness of entering into interest rate swaps, caps, floors and other interest rate hedging contracts and the ability of particular properties, and us as a whole, to generate cash flow to cover expected debt service.
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
Corporate Governance
BXP is currently governed by an eleven-member Board of Directors. The current members of the Board of Directors of BXP are Bruce W. Duncan, Carol B. Einiger, Diane J. Hoskins, Mary E. Kipp, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Timothy J. Naughton, Owen D. Thomas, William H. Walton III, and Derek A. (Tony) West. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
Owen D. Thomas currently serves as the Chairman of BXP’s Board of Directors and Joel I. Klein serves as our Lead Independent Director. The Board of Directors of BXP also has Audit, Compensation, Nominating and Corporate Governance and Sustainability Committees. The membership of each of these committees is described below.

	Audit		Compensation		Nominating and Corporate Governance		Sustainability
Bruce W. Duncan	X	(1)	X		X
Carol B. Einiger	X				X
Diane J. Hoskins					X		X	(1)
Mary E. Kipp	X						X
Joel I. Klein*			X	(1)
Douglas T. Linde							X
Matthew J. Lustig					X	(1)	X
Timothy J. Naughton			X				X
Owen D. Thomas (2)							X
William H. Walton III			X
Derek A. (Tony) West			X

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
•The Board of Directors has adopted a Policy on Political Spending, a copy of which is available on our website at http://www.bxp.com under the heading “Investors” and the subheading “Governance” with the name “Policy on Political Spending.” The Board of Directors amended this Policy in January 2025 to provide that, beginning in fiscal year 2025, we will disclose all political spending (including amounts less then $25,000) on our website and shall make such disclosures biannually.
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
In addition, we currently have seven residential properties (including one under construction) and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
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
Item 1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. Throughout this section, we refer to the equity and debt securities of both BXP and BPLP as our “securities,” and the investors who own securities of BXP, BPLP or both, as our “securityholders.” These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 52.
Risks Related to Our Business and Operations
Our performance depends upon the economic conditions, particularly the supply and demand characteristics, of our markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
Substantially all of our revenue is derived from properties located in six markets: Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space and/or a reduction in rents. Because our portfolio consists primarily of premier workplace buildings (as compared to a more diversified real estate portfolio), a decrease in demand for workplaces in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market, we focus on leasing our properties to governmental contractors and legal firms. In our West Coast market, our leasing is focused on clients in the technology and media industries, as well as legal firms. In addition, in our New York market, we have historically leased properties to financial, legal and other professional firms. A reduction in spending by the Federal Government, sustained changes in space utilization due to remote work models, and/or a significant downturn in one or more of the foregoing sectors have resulted in, and could continue to result in, reduced demand for office space and adversely affect our results of operations.
In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an impairment of a long-lived asset or an “other than temporary” impairment in the value of our investments in unconsolidated joint ventures. For the year ended December 31, 2024, we recognized an impairment of a long-lived asset of approximately $13.6 million and “other than temporary” impairments in the value of three of our investments in unconsolidated joint ventures aggregating approximately $341.3 million. For additional information on these impairments, see Notes 3 and 6 to the Consolidated Financial Statements. Any future impairments could have a material adverse effect on our results of operations in the period in which the charge is taken.
Market and economic volatility due to adverse economic and political conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economic conditions in the markets in which our properties are located. Such adverse economic and political conditions may include, among other issues, continued inflation, elevated interest rates, policy changes by the new presidential administration, prolonged labor market challenges impacting the recruitment and retention of talent, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and distributions as a result of the following, among other potential consequences:
•federal policy changes by the new presidential administration, such as the implementation of tariffs that could result in global supply chain disruptions and/or continued inflation, which could negatively impact interest rates, potential changes to U.S. federal tax laws and budgetary changes related to government leases;
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
•our inability to borrow on terms and conditions that we find acceptable, or at all, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;
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
We depend on the efforts of key personnel, particularly Owen D. Thomas, Chief Executive Officer, Douglas T. Linde, President, Raymond A. Ritchey, Senior Executive Vice President, and Michael E. LaBelle, Executive Vice President, Chief Financial Officer & Treasurer. Among the reasons that Messrs. Thomas, Linde, Ritchey and LaBelle are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential clients and industry personnel could diminish.
Our Regional Managers also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with clients and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective clients and industry personnel.
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
We face risks associated with the development of mixed-use commercial and residential properties.
We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other parties that are known as “mixed-use” properties. For mixed-use developments, this means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We are also developing, and may in the future develop, residential buildings. We have less experience in developing and managing non-office and non-retail real estate than we do with office real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties than with office and retail properties, we expect to retain third parties to manage our residential properties. If we hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.

Our use of joint ventures may limit our control over and flexibility with jointly owned investments and other assets we may wish to acquire.
In appropriate circumstances, we intend to acquire and recapitalize or develop, as applicable, properties in joint ventures with other parties. We currently have joint ventures that are and are not consolidated within our financial statements. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:
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
•our hotel property is subject to the fluctuating and seasonal demands of business travelers and tourism; and

•our hotel property is subject to general and local economic and social conditions that may affect demand for travel in general, including fluctuations in consumer spending, public health concerns, war and terrorism.
In addition, because our hotel property is located in Cambridge, Massachusetts, it is subject to the Cambridge market’s fluctuations in demand, increases in operating costs and increased competition from additions in supply.
Failure to comply with Federal Government contractor requirements could result in substantial costs and loss of substantial revenue.
As of December 31, 2024, the U.S. Government was one of our largest clients by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal Government and bar us from entering into future leases and other contracts with the Federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
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
Our property insurance program per occurrence limits are $1.0 billion for our portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $1.35 billion of property insurance in excess of the $1.0 billion of coverage in our property insurance program for 601 Lexington Avenue, New York, New York, consisting of $750 million of property and Terrorism Coverage in excess of our property insurance program and $600 million of Terrorism Coverage only in excess of the $1.75 billion of coverage. Certain properties, including the General Motors Building located at 767

Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP, LLC (“IXP”) as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $200 million, the coinsurance is 20% and the deductible is 20% of the premiums earned by the insurer for the year prior to a claim. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2027, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance.
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
We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, earthquakes, pandemics and cybersecurity incidents, in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business, financial condition and results of operations.
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
We use artificial intelligence and machine learning technology (collectively, “AI”) capabilities with the goal of enhancing efficiencies in conducting our business. Our deployment and application of AI remains ongoing. While these AI tools hold promise in optimizing our work processes and driving efficiencies, they also present risks, challenges and unintended consequences that could adversely affect our business and results of operations or those of our clients. These include, but are not limited to:
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The full extent to which any future pandemic or similar outbreak may impact our operations and those of our clients will depend on future developments, which are highly uncertain and cannot be predicted. Factors related to any public health crises that could have a material adverse effect on our results of operations and financial condition include:
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
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the central business districts of Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, extreme temperatures, rising sea-levels, extreme drought and/or wildfires. Over time, these conditions could result in declining demand for office space in our buildings or increased costs associated with infrastructure-related remediation projects. Climate change may also have indirect effects on our business by making property insurance unavailable or by increasing the cost of (i) property insurance on terms we find acceptable, (ii) real estate taxes or other assessments, (iii) energy and (iv) property maintenance. In addition, we face transition risks related to federal, state and local legislation and regulations that are being implemented, are under consideration to mitigate the effects of climate change or that require increased environmental disclosures and reporting. The costs of complying with evolving regulatory requirements, including GHG emissions regulations and policies, could negatively impact our financial results.
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
Risks Related to Our Indebtedness and Financing
Elevated interest rates have, and may continue to increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
As of February 21, 2025, we had $2.4 billion outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at a variable rate, and we may incur more indebtedness in the future. Approximately $0.9 billion of our variable rate debt has all been hedged with interest rates swaps to fix SOFR for all, or a portion of the applicable debt term. Interest rates remained elevated throughout 2024 and are expected to remain elevated through 2025. As interest rates remain high, the interest costs on our unhedged variable rate debt have increased, which, if current rates are sustained or continue to increase, could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, elevated interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, high interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
We have had and may in the future have agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt. As of December 31, 2024, we had one tax protection agreement that could restrict our ability to repay or finance debt.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
As of February 21, 2025, our Consolidated Debt was approximately $15.7 billion (excluding unconsolidated joint venture debt).
The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 21, 2025
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,210	158,210	$10,894,341
Common Operating Partnership Units	18,529	18,529	1,275,907	(2)
Total Equity (A)		176,739	$12,170,248

Consolidated Debt (B)			$15,682,822

Consolidated Market Capitalization (A + B)			$27,853,070
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			56.31%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on February 21, 2025 of $68.86.
(2)Includes LTIP Units (including 2012 OPP Units and earned MYLTIP Units that were granted between 2013 - 2022), but excludes MYLTIP Units granted between 2023 and 2025 because the performance period for those awards has not yet ended.
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
Item 2. Properties.
At December 31, 2024, we owned or had joint venture interests in 185 commercial real estate properties, aggregating approximately 53.3 million net rentable square feet of primarily premier workplaces, including seven properties under construction/redevelopment totaling approximately 2.3 million net rentable square feet. Our properties consisted of (1) 163 office and life sciences properties (including five properties under construction/redevelopment), (2) 14 retail properties (including one property under construction), (3) seven residential properties (including one property under construction) and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2024, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Occupied as of December 31, 2024 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	92.1%	1	1,970,335
200 Clarendon Street	Boston, MA	97.8%	1	1,728,956
601 Lexington Avenue (55% ownership)	New York, NY	95.7%	1	1,670,502
399 Park Avenue	New York, NY	99.9%	1	1,567,470
Salesforce Tower	San Francisco, CA	98.0%	1	1,420,682
800 Boylston Street - The Prudential Center	Boston, MA	96.4%	1	1,274,927
7 Times Square (formerly Times Square Tower) (55% ownership)	New York, NY	80.7%	1	1,238,599
100 Federal Street (55% ownership)	Boston, MA	89.0%	1	1,233,537
Colorado Center (50% ownership) (2)	Santa Monica, CA	89.6%	6	1,130,066
599 Lexington Avenue	New York, NY	95.8%	1	1,106,335

Properties	Location	% Occupied as of December 31, 2024 (1)	Number of Buildings	Net Rentable Square Feet
Santa Monica Business Park	Santa Monica, CA	80.6%	14	1,104,967
Reston Next	Reston, VA	92.1%	2	1,063,284
250 West 55th Street	New York, NY	97.4%	1	966,976
Embarcadero Center Four	San Francisco, CA	93.4%	1	942,640
111 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	860,446
200 Fifth Avenue (26.69% ownership) (2)	New York, NY	100.0%	1	855,059
Embarcadero Center One	San Francisco, CA	69.6%	1	837,522
Embarcadero Center Two	San Francisco, CA	88.3%	1	801,498
Atlantic Wharf Office (55% ownership)	Boston, MA	95.4%	1	793,024
Embarcadero Center Three	San Francisco, CA	83.1%	1	785,911
Gateway Commons (50% Ownership) (2) (3)	South San Francisco, CA	70.5%	5	785,457
Safeco Plaza (33.67% ownership) (2)	Seattle, WA	83.8%	1	762,631
Madison Centre	Seattle, WA	79.5%	1	755,164
7750 Wisconsin Avenue (50% ownership) (2)	Bethesda, MD	100.0%	1	735,573
Dock 72 (50% ownership) (2)	Brooklyn, NY	42.7%	1	668,521
100 Causeway Street (50% ownership) (2)	Boston, MA	96.4%	1	633,818
South of Market	Reston, VA	99.6%	3	624,387
Bay Colony Corporate Center	Waltham, MA	77.8%	2	546,248
Mountain View Research Park	Mountain View, CA	60.7%	15	542,264
Reservoir Place	Waltham, MA	36.6%	1	526,215
Fountain Square	Reston, VA	95.1%	2	524,585
680 Folsom Street	San Francisco, CA	59.2%	2	522,406
901 New York Avenue	Washington, DC	84.8%	1	508,130
101 Huntington Avenue - The Prudential Center	Boston, MA	99.0%	1	506,476
145 Broadway	Cambridge, MA	99.6%	1	490,086
2100 Pennsylvania Avenue	Washington, DC	94.2%	1	475,849
2200 Pennsylvania Avenue	Washington, DC	94.9%	1	459,811
One Freedom Square	Reston, VA	86.0%	1	427,646
Two Freedom Square	Reston, VA	99.8%	1	423,222
140 Kendrick Street	Needham, MA	73.3%	3	418,600
Market Square North (50% ownership) (2)	Washington, DC	76.2%	1	417,298
325 Main Street	Cambridge, MA	91.2%	1	415,512
The Hub on Causeway - Podium (50% ownership) (2)	Boston, MA	94.8%	1	382,988
One and Two Discovery Square	Reston, VA	89.7%	2	366,989
888 Boylston Street - The Prudential Center	Boston, MA	100.0%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	90.1%	1	352,589
One Reston Overlook	Reston, VA	91.3%	1	319,519
535 Mission Street	San Francisco, CA	67.8%	1	307,205

Properties	Location	% Occupied as of December 31, 2024 (1)	Number of Buildings	Net Rentable Square Feet
Waltham Weston Corporate Center	Waltham, MA	75.5%	1	301,611
230 CityPoint	Waltham, MA	97.7%	1	296,720
Wisconsin Place Office	Chevy Chase, MD	47.5%	1	294,525
17Fifty Presidents Street	Reston, VA	100.0%	1	275,809
Reston Corporate Center (4)	Reston, VA	100.0%	2	261,046
Democracy Tower	Reston, VA	99.3%	1	259,441
355 Main Street	Cambridge, MA	99.3%	1	256,966
1330 Connecticut Avenue	Washington, DC	92.3%	1	252,262
10 CityPoint	Waltham, MA	97.1%	1	236,570
510 Carnegie Center	Princeton, NJ	65.6%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (2)	Washington, DC	98.5%	1	230,900
90 Broadway	Cambridge, MA	100.0%	1	223,771
255 Main Street	Cambridge, MA	82.5%	1	215,394
20 CityPoint	Waltham, MA	98.1%	1	211,476
77 CityPoint	Waltham, MA	92.7%	1	209,382
Sumner Square	Washington, DC	95.6%	1	208,797
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park (5)	San Jose, CA	58.6%	5	190,636
890 Winter Street	Waltham, MA	70.6%	1	180,159
150 Broadway	Cambridge, MA	100.0%	1	177,226
Capital Gallery	Washington, DC	80.8%	1	176,824
206 Carnegie Center	Princeton, NJ	—%	1	161,763
210 Carnegie Center	Princeton, NJ	33.2%	1	159,468
Kingstowne Two	Alexandria, VA	55.8%	1	156,005
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	82.4%	1	148,942
214 Carnegie Center	Princeton, NJ	62.9%	1	146,799
2440 West El Camino Real	Mountain View, CA	71.5%	1	142,711
506 Carnegie Center	Princeton, NJ	77.2%	1	139,050
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	71.9%	1	134,068
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
101 Carnegie Center	Princeton, NJ	82.6%	1	122,791
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
502 Carnegie Center	Princeton, NJ	98.6%	1	121,460
1265 Main Street (50% ownership) (2)	Waltham, MA	100.0%	1	120,681
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
104 Carnegie Center	Princeton, NJ	35.6%	1	102,930
103 Carnegie Center	Princeton, NJ	64.6%	1	96,322
Reservoir Place North	Waltham, MA	100.0%	1	73,258
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
211 Carnegie Center	Princeton, NJ	—%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100

Properties	Location	% Occupied as of December 31, 2024 (1)		Number of Buildings	Net Rentable Square Feet
453 Ravendale Drive	Mountain View, CA	100.0%		1	29,620
690 Folsom Street	San Francisco, CA	100.0%		1	26,080
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500
Subtotal for Office Properties		87.9%		146	45,755,552
Life Sciences
180 CityPoint	Waltham, MA	43.2%		1	329,195
200 West Street	Waltham, MA	86.1%		1	273,365
125 Broadway	Cambridge, MA	100.0%		1	271,000
880 Winter Street	Waltham, MA	100.0%		1	243,618
300 Binney Street (55% ownership)	Cambridge, MA	93.7%		1	239,908
751 Gateway (49% ownership) (2)	South San Francisco, CA	100.0%		1	230,592
153 & 211 Second Avenue	Waltham, MA	18.5%		2	137,545
103 CityPoint	Waltham, MA	—%		1	112,841
33 Hayden Avenue	Lexington, MA	100.0%		1	80,876
250 Binney Street	Cambridge, MA	100.0%		1	67,362
100 Hayden Avenue	Lexington, MA	100.0%		1	55,924
Subtotal for Life Sciences Properties		77.2%		12	2,042,226
Retail
The Prudential Center (retail shops)	Boston, MA	89.5%		1	601,552
Fountain Square Retail	Reston, VA	95.2%		1	196,421
Kingstowne Retail	Alexandria, VA	100.0%		1	88,288
Santa Monica Business Park Retail	Santa Monica, CA	77.2%		7	73,006
Star Market at the Prudential Center	Boston, MA	100.0%		1	60,015
Avant Retail	Reston, VA	100.0%		1	26,179
The Point	Waltham, MA	100.0%		1	16,300
Subtotal for Retail Properties		91.6%		13	1,061,761
Residential
Signature at Reston (508 units)	Reston, VA	94.3%		1	517,783
Skymark - Reston Next Residential (508 units) (20% ownership) (2)	Reston, VA	39.0%		1	417,036
The Skylyne (402 units)	Oakland, CA	90.8%		1	330,996
Hub50House (440 units) (50% ownership) (2)	Boston, MA	94.3%		1	320,444
Proto Kendall Square (280 units)	Cambridge, MA	94.3%		1	166,717
The Lofts at Atlantic Wharf (86 units)	Boston, MA	98.8%		1	87,096
Subtotal for Residential Properties		81.2%	(6)	6	1,840,072	(7)
Hotel
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	77.2%	(8)	1	334,260	(9)
Subtotal for Hotel Property		77.2%		1	334,260
Subtotal for In-Service Properties		87.5%		178	51,033,871

Properties	Location	% Occupied as of December 31, 2024 (1)		Number of Buildings	Net Rentable Square Feet
Properties Under Construction/Redevelopment (10)
Office
360 Park Avenue South (redevelopment) (71% ownership) (2)	New York, NY	23.0%		1	450,000	(11)
Reston Next Office Phase II	Reston, VA	9.0%		1	90,000	(12)
725 12th Street (redevelopment)	Washington, DC	47.0%		1	320,000	(13)
Laboratory/Life Sciences
651 Gateway (redevelopment) (50% ownership) (2)	South San Francisco, CA	21.0%		1	327,000	(14)
290 Binney Street (55% ownership)	Cambridge, MA	100.0%		1	573,000
Residential
121 Broadway Street (439 units)	Cambridge, MA	—%		1	492,000
Retail
Reston Next Retail	Reston, VA	13.0%		1	33,000
Subtotal for Properties Under Construction/Redevelopment		50.3%	(15)	7	2,285,000
Total Portfolio				185	53,318,871
_______________
(1)Represents signed leases for in-service properties for which revenue recognition has commenced in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)Property is an unconsolidated joint venture.
(3)Includes 681 Gateway, which is a laboratory/life sciences property.
(4)Property was taken out of service on January 1, 2025.
(5)Property is held for redevelopment.
(6)Percentage occupied is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2024.
(7)Includes 61,511 square feet of retail space that is approximately 79.2% occupied as of December 31, 2024. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2024.
(8)Represents the weighted-average room occupancy for the year ended December 31, 2024. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2024.
(9)Includes 4,260 square feet of retail space that is 100% occupied as of December 31, 2024. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2024.
(10)Represents percentage leased as of February 21, 2025, including leases with future commencement dates.
(11)The property was 30% placed in-service as of December 31, 2024.
(12)The property was 6% placed in-service as of December 31, 2024.
(13)We acquired 725 12th Street, on December 27, 2024 for a purchase price, excluding transaction costs, of $34.0 million. Concurrently with the acquisition, a lease was executed for approximately 152,000 square feet of the redeveloped building.
(14)The property was 27% placed in-service as of December 31, 2024 and fully placed in-service on January 2, 2025.
(15)Total percentage occupied excludes Residential.
Percentage Occupied and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage occupied and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2024	2023	2022	2021	2020
Percentage occupied (1)	87.5%	88.4%	88.6%	88.8%	90.1%
Average annualized revenue per square foot (2)	$81.21	$78.81	$75.99	$73.76	$72.67
_______________
(1)Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.

(2)Represents the monthly contractual base rents and recoveries from clients under existing leases as of December 31, 2024, 2023, 2022, 2021 and 2020 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2024, 2023, 2022, 2021 and 2020 for the succeeding twelve-month period were $2.14, $2.47, $1.56, $2.15, and $1.73, respectively.
Top 20 Clients by Square Feet
Our 20 largest clients by square feet as of December 31, 2024 were as follows:

	Client	Square Feet (1)	% of In-Service Portfolio (1)
1.	Salesforce	891,231	2.10%
2.	Google	836,110	1.97%
3.	Biogen	780,659	1.84%
4.	Fannie Mae	710,121	1.67%
5.	Akamai Technologies	658,578	1.55%
6.	Snap	607,287	1.43%
7.	Microsoft	599,200	1.41%
8.	Ropes & Gray	539,467	1.27%
9.	Kirkland & Ellis	461,470	1.09%
10.	Integrated Holding Group	408,118	0.96%
11.	Wellington Management	405,225	0.95%
12.	Allen Overy Shearman Sterling	384,813	0.90%
13.	Bain Capital	378,284	0.89%
14.	Marriott	367,787	0.86%
15.	Leidos	352,394	0.83%
16.	Blue Cross Blue Shield	347,618	0.82%
17.	Arnold & Porter Kaye Scholer	344,605	0.81%
18.	WeWork	337,457	0.79%
19.	US Government (2)	319,359	0.75%
20.	Mass Financial Services	313,584	0.74%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).
(2)Amount includes approximately 261,046 square feet that expired on December 31, 2024.
Client Diversification
Our client diversification by square feet as of December 31, 2024 was as follows:

Sector	% of In-Service Portfolio (1)
Technology & Media	21.0%
Legal Services	17.1%
Financial Services - all other	14.4%
Life Sciences	8.9%
Real Estate & Insurance	8.7%
Other Professional Services	7.6%
Retail	6.2%
Financial Services - commercial & investment banking	5.7%
Manufacturing	4.7%
Government / Public Administration	3.0%
Other	2.7%

__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).
Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2024 (5)(6)	390,847	$23,744,643	$60.75	$23,744,643	$60.75	0.80%
2025	3,008,859	222,083,017	73.81	223,088,525	74.14	6.16%
2026	1,864,176	162,007,646	86.91	166,250,784	89.18	3.82%
2027	2,195,858	167,767,975	76.40	171,678,763	78.18	4.49%
2028	3,570,229	301,652,841	84.49	322,664,501	90.38	7.31%
2029	3,734,123	286,076,134	76.61	310,701,506	83.21	7.64%
2030	2,735,795	216,748,858	79.23	236,311,071	86.38	5.60%
2031	2,233,713	196,900,223	88.15	214,966,960	96.24	4.57%
2032	2,885,652	221,634,397	76.81	263,763,756	91.41	5.91%
2033	3,017,337	232,252,971	76.97	275,703,917	91.37	6.18%
Thereafter	16,801,943	1,444,160,351	85.95	1,726,132,587	102.73	34.39%
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
(3)Represents the monthly contractual base rent and recoveries from clients under existing leases as of December 31, 2024 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from clients under existing leases as of December 31, 2024 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)Represents leases that expired on December 31, 2024.
(6)Includes 261,046 square feet related to Reston Corporate Center which was taken out of service on January 1, 2025.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of BXP, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 21, 2025, BXP had approximately 1,009 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 21, 2025, there were approximately 344 holders of record and 176,738,933 common units outstanding, 158,209,602 of which were held by BXP.
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
Cash distributions have been paid on the common stock of BXP and BPLP’s common units since BXP’s initial public offering in 1997. Distributions are declared at the discretion of the Board of Directors of BXP and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors the Board of Directors of BXP may consider relevant.
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2019 through December 31, 2024, among BXP, Standard & Poor’s (“S&P”) 500 Index, FTSE Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the FTSE Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2019	2020	2021	2022	2023	2024
BXP, Inc.	$100.00	$71.65	$90.43	$55.54	$61.55	$69.01
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
Equity REIT Index	$100.00	$92.00	$131.78	$99.67	$113.35	$123.25
Office REIT Index	$100.00	$81.56	$99.51	$62.07	$63.34	$76.95

BXP
(a) During the three months ended December 31, 2024, BXP issued an aggregate of 195,132 shares of common stock in exchange for 195,132 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 178,705 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the common shares.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2024 – October 31, 2024	—		$—	N/A	N/A
November 1, 2024 – November 30, 2024	35	(1)	80.95	N/A	N/A
December 1, 2024 – December 31, 2024	—		—	N/A	N/A
Total	35		$80.95	N/A	N/A
____________________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
BPLP
(a) None.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2024 – October 31, 2024	—		$—	N/A	N/A
November 1, 2024 – November 30, 2024	1,568	(1)	0.25	N/A	N/A
December 1, 2024 – December 31, 2024	—		—	N/A	N/A
Total	1,568		$0.25	N/A	N/A
____________________
(1)Represents LTIP units that were repurchased by BPLP in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements, such LTIP units were repurchased at a price $0.25 per unit, which was the amount originally paid by such employee for such units.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
Forward Looking Statements
This Annual Report on Form 10-K, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. The forward-looking statements are contained principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that forward-looking statements are based on current beliefs, expectations of future events and assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. If one or more of these known or unknown risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results, trends and assumptions at the time they are made, to anticipate future results or trends.
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
The risks set forth above are not exhaustive. Other sections of this report, including “Part I, Item 1A—Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not unduly rely on forward-looking statements as a prediction of actual results. Investors should also refer to our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of December 31, 2024) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvement allowances, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, the date by which we expect to begin revenue recognition for the lease under GAAP, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights and general economic factors.
We believe our key competitive advantages are our commitment to the office asset class and to our clients as many competitors have divested in the sector, a strong balance sheet with access to capital in the secured and unsecured debt markets and the private and public equity markets, and one of the highest quality portfolios of premier workplaces in the U.S. assembled over several decades of intentional development, acquisitions and dispositions. Clients and their advisors are increasingly focused on these attributes for their building owners, which distinguishes BXP among its competitors.
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
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers and to focus on executing long-term leases with financially strong clients that are diverse across market sectors. We believe this strategy provides a competitive advantage that helps BXP distinguish itself from competitors as our clients are interested in leasing space in vibrant, amenitized and accessible premier workplaces to encourage more in-person work. This interest has accelerated the flight to quality in the office industry. Over the past several years, BXP’s experience and performance has diverged from the larger market and media sentiment, as premier workplaces have outperformed the broader office market consistently and substantially in both rental rates achieved and occupancy. We believe this divergence validates our strategy and differentiates BXP from other office companies.
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 88% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of December 31, 2024, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of December 31, 2024, these CBD assets are 90.9% occupied and 92.8% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with generally accepted accounting principles (“GAAP”)).
As of December 31, 2024, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.8 years, and (2) our 20 largest clients, based on square feet, was approximately 9.4 years.
Outlook
The important market forces impacting BXP continue to be corporate earnings growth, return-to-office behavior, limited new development starts and the outperformance of premier workplaces, all of which are currently serving as tailwinds to BXP’s performance. Interest rates also remain a critical factor but are on a more uncertain trajectory. Inflation rose in the last three months of 2024 to 2.9%, remaining above the Federal Reserve’s 2% target, and the December 2024 employment data indicated new job creation exceeded market expectations. As a result, the Federal Reserve has become more cautious, lowering its forecast of Federal funds rate cuts in 2025. In the fixed income markets, long-term interest rates have increased approximately 100 basis points since the Federal Reserve's first rate cut in September 2024. Notwithstanding these uncertainties, we expect short-term interest rates to remain lower in 2025 compared to 2024, which would be a positive for both BXP and our clients' cost of capital.
Though we are in the early stages of the new presidential administration, we believe many of the initial articulated policies are generally business friendly, particularly lower taxes and less regulation, which could build the confidence of our clients and, as a result, potentially stimulate leasing activities.
An area of concern with the new presidential administration's policies is the potential impact to interest rates, given that new tariffs, if implemented, could be inflationary and tax cuts without corresponding spending cuts could lead to longer fiscal deficits and higher long-term treasury yields in the debt markets.

The evolving operating environment impacts various aspects of our operating activities as:
•labor market conditions shift, which has gradually increased employer demand for mandatory in-person workdays;
•private market debt financing, both for construction and existing assets, continues to be challenging to arrange despite broader market improvements as lenders remain focused on top-tier sponsorship and derisked financing opportunities; and
•construction costs have increased and, although much of the cost for our active development pipeline is fixed, the cost of potential future construction activity continues to increase.
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
•pursuing attractive asset class adjacencies where we have a track record of success, such as residential development;
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
The following is an overview of leasing and investment activity in the fourth quarter of 2024 and recent business highlights.
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
Overall, we believe that our operating environment is improving. Although all the markets in which we operate still need consistent incremental absorption to constitute a macro recovery, we have started to see pockets of strength where low availability is driving constructive client behavior, particularly in New York and Boston which accounts for 61% of our share of annualized rental obligations. As clients choose premier workplaces in sound financial condition, with building owners that are committed for the long term to their properties operated by the best property management teams, we expect to continue to be successful in gaining market share.
In the fourth quarter of 2024, we executed 83 leases totaling more than 2.3 million square feet with a weighted-average lease term of approximately 10.3 years. This result represents BXP’s strongest leasing quarter since the second quarter of 2019, and the amount leased is approximately 130% of our historical 10-year average for the fourth quarter. For full year 2024, we executed 291 leases totaling approximately 5.6 million square feet with a weighted-average lease term of 9.8 years.
At December 31, 2024, BXP’s CBD portfolio was 90.9% occupied and 92.8% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP). Approximately 88% of our share of annualized rental obligations comes from assets located in our CBD portfolio, underscoring the strength of BXP’s strategy to invest in the highest quality buildings in dynamic urban gateway markets.
At December 31, 2024, the overall occupancy of our in-service office and retail properties was 87.5%, an increase of 50 basis points from September 30, 2024. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP, our in-service office and retail properties were approximately 89.4% leased at December 31, 2024.
Investment Activity
We remain in active pursuit of opportunities in our core markets and asset types with primarily two types of counterparties: lenders to highly leveraged assets that require recapitalization and institutional owners seeking to divest from the office asset class. To date, there has been limited market transaction activity for higher-quality office assets, though owners are increasingly testing the market to understand pricing.
We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing, and improving premier workplaces in each of our chosen markets. Additional new acquisition opportunities will likely increase in this environment, and we remain committed to developing and acquiring assets to enhance our long-term growth and to meet client demand by focusing on premier workplaces.
Consistent with this strategy, on December 27, 2024, we completed the acquisition of 725 12th Street, an approximately 300,000 square foot, 12-story property in Washington, DC, for a purchase price, excluding transaction costs, of $34.0 million. We will be redeveloping the property into an approximately 320,000 square foot premier workplace. In conjunction with the closing, we signed a lease agreement with global law firm, McDermott Will & Emery LLP, covering approximately 152,000 square feet in the top five floors of the “to-be-constructed” premier workplace. We are currently negotiating with a client for the majority of the remaining space, although there is no guarantee we will lease such space on the terms contemplated or at all. Ideally located in the CBD of Washington, DC, the property sits three blocks from the White House and steps from Metro Center Station, the transportation hub for the City’s Metrorail service, where the Red, Orange, Blue, and Silver lines converge.
As of December 31, 2024, our development/redevelopment pipeline consisted of seven properties that, when completed, we expect will total approximately 2.3 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.3 billion, of which approximately $1.3 billion remains to be invested. The commercial space in the pipeline, which excludes the residential project, was 50% pre-leased as of February 21, 2025.
In the fourth quarter of 2024, we completed and fully placed in-service 300 Binney Street, an approximately 240,000 square foot laboratory/life sciences project located in Cambridge, Massachusetts, in which BXP has a 55% ownership interest. This project is 100% leased to the Broad Institute.
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
We are currently in active negotiations for the disposition of three land sites and we expect to put an operating property into the market for sale in 2025. If successful, these sales in aggregate could generate approximately $200.0 million of net proceeds in 2025, although it is possible that one of the land sales does not close until 2026. However, there can be no assurance that we will complete any of these transactions on the terms and schedule currently contemplated or at all.
A brief overview of each of our markets follows.

Boston
During the fourth quarter of 2024, we executed approximately 682,000 square feet of leases and approximately 430,000 square feet of leases commenced in the Boston region. Approximately 146,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 0.3% over the prior leases.
As of December 31, 2024, our approximately 8.4 million square foot Boston CBD in-service portfolio was approximately 95.6% occupied and approximately 97.5% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Our approximately 2.7 million square foot in-service CBD portfolio in Cambridge was approximately 96.6% occupied and 97.6% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of December 31, 2024.
As of December 31, 2024, our approximately 4.8 millions square foot Route 128-Mass Turnpike in-service portfolio was approximately 75.6% occupied and approximately 77.7% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property. As of December 31, 2024, our LA in-service properties were approximately 84.9% occupied and 87.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
New York
During the fourth quarter of 2024, we executed approximately 574,000 square feet of leases in the New York region and approximately 575,000 square feet of leases commenced. Approximately 199,000 square feet of the leases that commenced had been vacant for less than one year, and they represent a decrease in net rental obligations of approximately 5.9% over the prior leases.
As of December 31, 2024, our New York CBD in-service portfolio was approximately 90.8% occupied and approximately 93.6% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the fourth quarter of 2024, we executed leases for approximately 383,000 square feet and approximately 106,000 square feet commenced in the San Francisco region. Approximately 56,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 13.2% over the prior leases.
As of December 31, 2024, our San Francisco CBD in-service properties were approximately 84.3% occupied and approximately 85.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 762,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of December 31, 2024, these in-service properties were approximately 81.6% occupied and approximately 83.5% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Washington, DC
During the fourth quarter of 2024, we executed leases for approximately 494,000 square feet and leases for approximately 140,000 square feet commenced in the Washington, DC region. Leases for approximately 64,000 square feet that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 11.6% over the prior leases.

As of December 31, 2024, our Washington, DC CBD in-service properties were approximately 89.2% occupied and approximately 90.7% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of December 31, 2024, our approximately 4.9 million square foot Reston CBD portfolio was approximately 94.9% occupied and approximately 96.9% leased (including vacant space for which have signed leases that have not yet commenced in accordance with GAAP).
In regard to the new presidential administration’s efficiency initiatives, if the federal workforce returns to their offices, their return should be a significant positive for our business in the Washington, DC region. More street life would be a positive for the urban environment, hopefully triggering government contractor clients to return to their offices in line with government clients. In addition, if the General Services Administration (“GSA”) reduces space requirements, we do not expect to be directly or materially impacted by this reduction as we have limited exposure to GSA leases.
Leasing Statistics
The table below details our vacancy and the leasing activity, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the year ended December 31, 2024:

Year ended December 31, 2024
(Square Feet)
Vacant space available at the beginning of the period	5,696,007
Vacant space from property dispositions/properties taken out of service (1)	(580,232)
Vacant space from properties placed (and partially placed) in-service (2)	831,121
Leases expiring or terminated during the period	4,952,232
Total space available for lease	10,899,128
1st generation leases	754,932
2nd generation leases with new clients	1,965,698
2nd generation lease renewals	2,056,424
Total space leased (3)	4,777,054
Vacant space available for lease at the end of the period	6,122,074

Leases executed during the period (4)	5,648,615

Second generation leasing information: (5)
Leases commencing during the period, in square feet	4,022,122
Weighted Average Lease Term	89 Months
Weighted Average Free Rent Period	140 Days
Total Transaction Costs Per Square Foot (6)	$79.32
Increase in Gross Rents (7)	1.38%
Increase in Net Rents (8)	1.79%
 __________________
(1)Total square feet from properties taken out of service during the year ended December 31, 2024 consists of 205,355 square feet at 1100 Winter Street, 162,274 square feet at 1050 Winter Street, 111,183 square feet at Kingstowne One, 71,420 square feet at 15825 Shady Grove Road and 30,000 square feet at 17 Hartwell Avenue.
(2)Total square feet from properties placed (and partially placed) in-service during the year ended December 31, 2024 consists of 239,908 square feet at 300 Binney Street, 187,048 square feet at 180 CityPoint, 117,907 square feet at 760 Boylston Street, 112,841 square feet at 103 CityPoint, 102,542 square feet at 360 Park Avenue South, 67,017 square feet at 651 Gateway and 3,858 square feet at Reston Next Office Phase II.

(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the year ended December 31, 2024.
(4)Represents leases executed during the year ended December 31, 2024 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the year ended December 31, 2024 is 943,147 square feet.
(5)Second generation leases are defined as leases for space that we have previously leased. Of the 4,022,122 square feet of second generation leases that commenced during the year ended December 31, 2024, leases for 3,105,337 square feet were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 2,820,354 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2024; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 2,820,354 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2024.
For descriptions of significant transactions that we completed during 2024, see “Item 1. Business—Transactions During 2024.”
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
During the year ended December 31, 2024, we completed two acquisitions in Washington, DC consisting of (1) 725 12th Street for a purchase price, excluding transaction costs, of $34.0 million and (2) our joint venture partner’s 50% economic ownership interest in the joint venture entity that owned 901 New York Avenue. At acquisition, the total net equity acquired for 901 New York Avenue was $20.0 million, which includes $10.0 million in cash that we paid for the joint venture partner's 50% economic ownership interest in the joint venture. These transactions were accounted for as asset acquisitions, and the purchase price was allocated based on the relative fair values of the assets acquired and liabilities assumed (See Note 3 to the Consolidated Financial Statements).
Impairment
Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates. Any or all of such assumptions could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our hold strategy changes or market conditions otherwise dictate a shorter hold period, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value. At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million during the year ended December 31, 2024.
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
As of December 31, 2024, the net carrying amounts of our investments in unconsolidated joint ventures was approximately $1.1 billion, which includes investments with deficit balances aggregating approximately $33.5 million included within Other Liabilities in our Consolidated Balance Sheets. During the year ended December 31, 2024, we recognized an other-than-temporary impairment loss on our investments in Colorado Center, Gateway Commons and Safeco Plaza of approximately $168.4 million, $126.1 million and $46.8 million, respectively (See Note 6 to the Consolidated Financial Statements).
Income Taxes
Our accounting policies related to income tax are described in Note 2 to our Consolidated Financial Statements.
BXP
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities was approximately $1.6 billion and $2.0 billion as of December 31, 2024 and 2023, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to BXP, Inc. to taxable income:

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Net income attributable to BXP, Inc.	$14,272	$190,215	$848,947
Straight-line rent and net “above-” and “below-market” rent adjustments	(81,883)	(97,163)	(88,487)
Book/Tax differences from depreciation and amortization	183,353	208,872	172,558
Book/Tax differences from interest expense	16,321	125	—
Book/Tax differences on gains/(losses) from capital transactions	302,062	359,063	(273,345)
Book/Tax differences from stock-based compensation	44,480	51,511	42,510
Tangible Property Regulations	(43,549)	(165,033)	(112,355)
Other book/tax differences, net	89,834	84,985	51,490
Taxable income	$524,890	$632,575	$641,318
BPLP
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities was approximately $2.7 billion and $3.0 billion as of December 31, 2024 and 2023, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$23,480	$219,771	$957,265
Straight-line rent and net “above-” and “below-market” rent adjustments	(91,593)	(108,679)	(98,770)
Book/Tax differences from depreciation and amortization	193,493	216,434	173,272
Book/Tax differences from interest expense	18,256	140	—
Book/Tax differences on gains/(losses) from capital transactions	337,792	406,738	(289,174)
Book/Tax differences from stock-based compensation	49,755	57,617	47,450
Tangible Property Regulations	(48,713)	(184,593)	(125,411)
Other book/tax differences, net	98,403	92,866	48,982
Taxable income	$580,873	$700,294	$713,614
Results of Operations for the Year Ended December 31, 2024 and 2023
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 27, 2024.
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership decreased by approximately $175.9 million and $196.3 million, respectively, for the year ended December 31, 2024 compared to 2023, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2024 to the year ended December 31, 2023” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to BXP, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the years ended December 31, 2024 and 2023. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 65.

BXP

	Year ended December 31,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$14,272	$190,215	$(175,943)	(92.50)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	2,400	22,548	(20,148)	(89.36)%
Noncontrolling interests in property partnerships	67,516	78,661	(11,145)	(14.17)%
Net Income	84,188	291,424	(207,236)	(71.11)%
Other Expenses:
Add:
Interest expense	645,117	579,572	65,545	11.31%
Impairment loss	13,615	—	13,615	100.00%
Losses from interest rate contracts	—	79	(79)	(100.00)%
Loss from unconsolidated joint ventures	343,177	239,543	103,634	43.26%
Other Income:
Less:
Unrealized gain on non-real estate investments	546	239	307	128.45%
Gains from investments in securities	4,416	5,556	(1,140)	(20.52)%
Interest and other income (loss)	60,199	69,964	(9,765)	(13.96)%
Gains on sales of real estate	602	517	85	16.44%
Other Expenses:
Add:
Depreciation and amortization expense	887,191	830,813	56,378	6.79%
Transaction costs	1,597	4,313	(2,716)	(62.97)%
Payroll and related costs from management services contracts	16,488	17,771	(1,283)	(7.22)%
General and administrative expense	159,983	170,158	(10,175)	(5.98)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	16,488	17,771	(1,283)	(7.22)%
Development and management services revenue	28,060	40,850	(12,790)	(31.31)%
Net Operating Income	$2,041,045	$1,998,776	$42,269	2.11%

BPLP

	Year ended December 31,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$23,480	$219,771	$(196,291)	(89.32)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	67,516	78,661	(11,145)	(14.17)%
Net Income	90,996	298,432	(207,436)	(69.51)%
Other Expenses:
Add:
Interest expense	645,117	579,572	65,545	11.31%
Impairment loss	13,615	—	13,615	100.00%
Losses from interest rate contracts	—	79	(79)	(100.00)%
Loss from unconsolidated joint ventures	343,177	239,543	103,634	43.26%
Other Income:
Less:
Unrealized gain on non-real estate investments	546	239	307	128.45%
Gains from investments in securities	4,416	5,556	(1,140)	(20.52)%
Interest and other income (loss)	60,199	69,964	(9,765)	(13.96)%
Gains on sales of real estate	602	517	85	16.44%
Other Expenses:
Add:
Depreciation and amortization expense	880,383	823,805	56,578	6.87%
Transaction costs	1,597	4,313	(2,716)	(62.97)%
Payroll and related costs from management services contracts	16,488	17,771	(1,283)	(7.22)%
General and administrative expense	159,983	170,158	(10,175)	(5.98)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	16,488	17,771	(1,283)	(7.22)%
Development and management services revenue	28,060	40,850	(12,790)	(31.31)%
Net Operating Income	$2,041,045	$1,998,776	$42,269	2.11%
At December 31, 2024 and 2023, we owned or had joint venture interests in a portfolio of 185 and 188 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the year ended December 31, 2024 and 2023 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, impairment loss, losses from interest rate contracts, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investments, gains from investments in securities, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 127 properties totaling approximately 40.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2023 and owned and in service through December 31, 2024. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2023 or disposed of on or prior to December 31, 2024. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2024 and 2023 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not sell any properties during the years ended December 31, 2024 and 2023.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Total Property Portfolio
	2024	2023	Increase/ (Decrease)	% Change	2024	2023	2024	2023	2024	2023	2024	2023	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,934,261	$2,955,816	$(21,555)	(0.73)%	$100,007	$3,603	$71,302	$24,442	$7,540	$11,906	$3,113,110	$2,995,767	$117,343	3.92%
Termination Income	9,275	13,082	(3,807)	(29.10)%	189	—	—	—	6,409	—	15,873	13,082	2,791	21.33%
Lease Revenue	2,943,536	2,968,898	(25,362)	(0.85)%	100,196	3,603	71,302	24,442	13,949	11,906	3,128,983	3,008,849	120,134	3.99%
Parking and Other	123,271	109,660	13,611	12.41%	8,252	287	1,815	1,201	118	2	133,456	111,150	22,306	20.07%
Total Rental Revenue (1)	3,066,807	3,078,558	(11,751)	(0.38)%	108,448	3,890	73,117	25,643	14,067	11,908	3,262,439	3,119,999	142,440	4.57%
Real Estate Operating Expenses	1,190,288	1,134,568	55,720	4.91%	39,885	1,431	22,744	10,802	10,449	13,896	1,263,366	1,160,697	102,669	8.85%
Net Operating Income (Loss), Excluding Residential and Hotel	1,876,519	1,943,990	(67,471)	(3.47)%	68,563	2,459	50,373	14,841	3,618	(1,988)	1,999,073	1,959,302	39,771	2.03%
Residential Net Operating Income (2)	26,036	24,342	1,694	6.96%	—	—	—	—	—	—	26,036	24,342	1,694	6.96%
Hotel Net Operating Income (2)	15,936	15,132	804	5.31%	—	—	—	—	—	—	15,936	15,132	804	5.31%
Net Operating Income (Loss)	$1,918,491	$1,983,464	$(64,973)	(3.28)%	$68,563	$2,459	$50,373	$14,841	$3,618	$(1,988)	$2,041,045	$1,998,776	$42,269	2.11%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 65. Residential Net Operating Income for the year ended December 31, 2024 and 2023 is comprised of Residential Revenue of $49,508 and $47,592 less Residential Expenses of $23,472 and $23,250, respectively. Hotel Net Operating Income for the year ended December 31, 2024 and 2023 is comprised of Hotel Revenue of $51,224 and $47,357 less Hotel Expenses of $35,288 and $32,225, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio decreased by approximately $21.6 million for the year ended December 31, 2024 compared to 2023. The decrease was a result of our average occupancy decreasing from 90.8% to 88.9%, resulting in a decrease of approximately $60.6 million, partially offset by revenue per square foot increasing by approximately $1.14, contributing approximately $39.0 million.
Termination Income
Termination income decreased by approximately $3.8 million for the year ended December 31, 2024 compared to 2023.
Termination income for the year ended December 31, 2024 related to 30 clients across the Same Property Portfolio and totaled approximately $9.3 million, with the largest contribution related to a retail client that terminated its lease early in Boston.
Termination income for the year ended December 31, 2023 related to 28 clients across the Same Property Portfolio and totaled approximately $13.1 million, which was primarily related to clients that terminated leases early in Seattle.
Parking and Other Revenue
Parking and other revenue increased by approximately $13.6 million for the year ended December 31, 2024 compared to 2023. Parking and other revenue increased by approximately $1.8 million and $11.8 million, respectively. The increase in other revenue was primarily related to the View Boston observatory.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $55.7 million, or 4.9%, for the year ended December 31, 2024 compared to 2023, due primarily to increases in (1) repairs and maintenance of approximately $18.3 million, or 9.9%, (2) utilities of approximately $11.0 million, or 9.8%, and (3) other real estate operating expenses of approximately $16.0 million, or 1.9%. The increase in repairs and maintenance related primarily to properties in our Boston region. The increase in utilities related primarily to properties in our New York region. In addition, approximately $10.4 million of the increase related to marketing and operating expenses associated with the View Boston observatory.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2023 and December 31, 2024. Rental revenue and real estate operating expenses increased by approximately $104.6 million and $38.5 million, respectively, for the year ended December 31, 2024 compared to 2023, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2024	2023	Change	2024	2023	Change
			(dollars in thousands)
Santa Monica Business Park (1)	December 14, 2023	1,177,973	$75,353	$3,890	$71,463	$27,545	$1,431	$26,114
901 New York Avenue	January 8, 2024	508,130	33,095	—	33,095	12,340	—	12,340
		1,686,103	$108,448	$3,890	$104,558	$39,885	$1,431	$38,454
______________
(1)Rental revenue for the year ended December 31, 2024 includes approximately $0.2 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2023 and December 31, 2024. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $47.5 million and $11.9 million, respectively, for the year ended December 31, 2024 compared to 2023, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2024	2023	Change	2024	2023	Change
				(dollars in thousands)
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	$36,677	$21,893	$14,784	$11,570	$9,536	$2,034
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	7,664	3,338	4,326	2,412	943	1,469
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	14,558	1,312	13,246	5,996	136	5,860
103 CityPoint	Fourth Quarter, 2023	Fourth Quarter, 2024	112,841	3	—	3	871	70	801
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	6,991	—	6,991	786	—	786
Reston Next Office Phase II	Third Quarter, 2024	N/A	90,000	12	—	12	57	—	57
300 Binney Street	Fourth Quarter, 2024	Fourth Quarter, 2024	239,908	7,212	(900)	8,112	1,052	117	935
			1,469,959	$73,117	$25,643	$47,474	$22,744	$10,802	$11,942
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2023 and December 31, 2024. Rental revenue from our Properties in or Held for Development or Redevelopment Portfolio increased by approximately $2.2 million and real estate operating expenses decreased by approximately $3.4 million for the year ended December 31, 2024 compared to 2023, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2024	2023	Change	2024	2023	Change
			(dollars in thousands)
105 Carnegie Center (1)	November 30, 2022	73,000	$—	$—	$—	$548	$54	$494
Kendall Center Blue Parking Garage (2)	January 4, 2023	N/A	8	25	(17)	(72)	2,378	(2,450)
Shady Grove Innovation District (3)	March 31, 2023	184,000	102	2,061	(1,959)	886	1,482	(596)
Lexington Office Park (3)	March 31, 2023	167,000	967	1,486	(519)	1,681	2,067	(386)
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	261	—	261
1050 and 1100 Winter Street (3) (4)	March 31, 2024	455,000	10,372	4,313	6,059	5,369	5,974	(605)
17 Hartwell Avenue (3)	June 30, 2024	30,000	608	1,892	(1,284)	452	518	(66)
Kingstowne One (3)	September 30, 2024	154,000	2,010	2,131	(121)	1,324	1,423	(99)
		1,063,000	$14,067	$11,908	$2,159	$10,449	$13,896	$(3,447)
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
(3)Lexington Office Park, 1050 and 1100 Winter Street, 17 Hartwell Avenue, Kingstowne One and a portion of Shady Grove Innovation District are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment. The properties will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing. Shady Grove Innovation District is comprised of three buildings, 2092 and 2098 Gaither Road and 15825 Shady Grove Road that were taken out of service between January 1, 2023 and December 31, 2024.
(4)1100 Winter Street was taken out of service as of September 30, 2024. Rental revenue at 1100 Winter Street for the year ended December 31, 2024 included approximately $6.4 million of termination income.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $1.7 million for the year ended December 31, 2024 compared to 2023.
The following reflects our occupancy and rate information for our residential same properties for the year ended December 31, 2024 and 2023.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)
Proto Kendall Square	$3,209	$3,076	4.3%	$5.90	$5.65	4.4%	94.9%	95.5%	(0.6)%	94.8%	95.1%	(0.3)%
The Lofts at Atlantic Wharf	$4,420	$4,432	(0.3)%	$4.94	$4.91	0.6%	95.6%	95.6%	—%	94.5%	95.6%	(1.2)%
Signature at Reston	$2,841	$2,698	5.3%	$2.92	$2.79	4.7%	95.6%	94.9%	0.7%	95.6%	94.3%	1.4%
The Skylyne	$3,387	$3,480	(2.7)%	$4.28	$4.42	(3.2)%	89.0%	91.1%	(2.3)%	87.1%	89.1%	(2.2)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $15.9 million for the year ended December 31, 2024, representing an increase of approximately $0.8 million compared to the year ended December 31, 2023.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the year ended December 31, 2024 and 2023.

	2024	2023	Change (%)
Occupancy	77.2%	72.8%	6.0%
Average daily rate	$331.41	$326.18	1.6%
REVPAR	$255.73	$237.44	7.7%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $12.8 million for the year ended December 31, 2024 compared to 2023. Development services revenue and management services revenue decreased by approximately $6.1 million and $6.7 million, respectively. The decrease in development services revenue is primarily related to decreases in fees associated with tenant improvement projects in New York City and decreases in development income earned from unconsolidated joint ventures in the San Francisco and Washington DC regions. The decrease in management services revenue primarily related to the elimination of property and asset management fees earned from an unconsolidated joint venture in the Los Angeles region in which we acquired the joint venture partner’s interest in December 2023.
General and Administrative Expense
General and administrative expense decreased by approximately $10.2 million for the year ended December 31, 2024 compared to 2023 primarily due to decreases in compensation expense and other general and administrative expenses of approximately $10.1 million and $0.1 million, respectively. The decrease in compensation expense related to an approximately $8.9 million decrease in other compensation expenses and approximately $1.2 million decrease in the value of our deferred compensation plan.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the year ended December 31, 2024 and 2023 were approximately $17.2 million and $16.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $2.7 million for the year ended December 31, 2024 compared to 2023. In general, transaction costs relate to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $56.4 million for the year ended December 31, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$800,814	$797,908	$2,906
Properties Acquired Portfolio	55,236	2,112	53,124
Properties Placed In-Service Portfolio	25,657	24,333	1,324
Properties in or Held for Development or Redevelopment Portfolio (1)	5,484	6,460	(976)
	$887,191	$830,813	$56,378
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

BPLP
Depreciation and amortization expense increased by approximately $56.6 million for the year ended December 31, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$794,006	$791,080	$2,926
Properties Acquired Portfolio	55,236	2,112	53,124
Properties Placed In-Service Portfolio	25,657	24,333	1,324
Properties in or Held for Development or Redevelopment Portfolio (1)	5,484	6,280	(796)
	$880,383	$823,805	$56,578
_____________
(1)During the year ended December 31, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 573,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the year ended December 31, 2023, BPLP recorded approximately $0.6 million of accelerated depreciation expense for the demolition of the garage.
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the year ended December 31, 2024 compared to 2023, loss from unconsolidated joint ventures increased by approximately $103.6 million primarily due to the recognition of non-cash impairment charges related to our investments in Colorado Center, Gateway Commons and Safeco Plaza aggregating approximately $341.3 million during the year ended December 31, 2024 compared to the recognition of non-cash impairment charges in the amount of $272.6 million related to our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza during the year ended December 31, 2023.
In addition, during the year ended December 31, 2024, there was an approximately $21.8 million gain recognized from acquiring our joint venture partner’s economic ownership interest in 901 New York Avenue. Additionally, during the year ended December 31, 2023, there was an approximately $34.3 million net gain related to the disposition of our ownership interest in Metropolitan Square and an approximately $29.9 million net gain related to the acquisition of our joint venture partner’s ownership interest in Santa Monica Business Park that did not recur during the year ended December 31, 2024.
Gains on Sales of Real Estate
The $0.6 million and $0.5 million gains on sale of real estate for the years ended December 31, 2024 and 2023, respectively, were related to the sale of real estate occurring in prior periods.
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

Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $9.8 million for the year ended December 31, 2024 compared to 2023, due primarily to a decrease in our outstanding cash balances and corresponding lower interest income.
Gains from Investments in Securities
Gains from investments in securities for the years ended December 31, 2024 and 2023 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the years ended December 31, 2024 and 2023, we recognized gains of approximately $4.4 million and $5.6 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $4.4 million and $5.6 million during the years ended December 31, 2024 and 2023, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain on Non-Real Estate Investments
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, during the years ended December 31, 2024 and 2023, we recognized an unrealized gain of approximately $0.5 million and $0.2 million, respectively, due to the observable changes in the fair value of the investments.
Impairment Loss
At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property, located in Rockville, Maryland, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. Our estimated fair value was based on Level 3 inputs as defined in ASC 820 “Fair Value Measurements and Disclosures” and on a pending offer from a third party (See Note 3 to the Consolidated Financial Statements).
Losses from Interest Rate Contracts
During the year ended December 31, 2023, to satisfy a lender requirement, we entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. We did not elect hedge accounting, and as such, any change in market value will be recognized at the end of the period. For the year ended December 31, 2023, we recognized a loss of approximately $79,000 from entering into these agreements. We did not recognize any losses during the year ended December 31, 2024.

Interest Expense
Interest expense increased by approximately $65.5 million for the year ended December 31, 2024 compared to 2023, as detailed below.

Component	Change in interest expense for the year ended December 31, 2024 compared to December 31, 2023
(in thousands)
Increases to interest expense due to:
New mortgage loan financings (1)	$64,308
Unsecured commercial paper (2)	18,582
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	18,345
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	16,979
Other interest expense (excluding senior notes)	105
Total increases to interest expense	118,319
Decreases to interest expense due to:
Repayment of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(24,600)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net (3)	(13,430)
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(10,672)
Decrease in interest due to finance leases	(2,109)
Increase in capitalized interest related to development projects	(1,724)
Amortization expense of financing fees	(239)
Total decreases to interest expense	(52,774)
Total change in interest expense	$65,545
______________
(1)Consists of the mortgage loan and, if applicable, fair value debt and swap adjustments collateralized by (1) 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts, (2) Santa Monica Business Park located in Santa Monica, California and (3) 901 New York Avenue located in Washington, DC (See Notes 7 and 8 to the Consolidated Financial Statements).
(2)On April 17, 2024, BPLP established an unsecured commercial paper program (See Note 7 to the Consolidated Financial Statements).
(3)Includes, if applicable, swap adjustments (See Note 8 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the year ended December 31, 2024 and 2023 was approximately $42.0 million and $42.6 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily attributable to a development project that had a finance lease and is now placed in service.
On January 15, 2025, we repaid at maturity $850.0 million in aggregate principal amount of our 3.200% unsecured senior notes. The repayment was completed with available cash and proceeds from our August 2024 offering of $850.0 million in aggregate principal amount of 5.750% unsecured senior notes due 2035.
At December 31, 2024, our variable rate debt consisted of (1) BPLP’s $2.0 billion 2021 Credit Facility, (2) BPLP’s $700.0 million 2023 Unsecured Term Loan and (3) BPLP’s $500.0 million unsecured commercial paper notes. As of December 31, 2024, the 2021 Credit Facility did not have a balance outstanding. In addition, we have the $100.0 million 2024 Unsecured Term Loan and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of the applicable debt term. For a summary of our consolidated debt as of December 31, 2024 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $11.1 million for the year ended December 31, 2024 compared to 2023, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2024	2023	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$12,495	$13,201	$(706)
7 Times Square (formerly Times Square Tower) (1)	15,657	22,495	(6,838)
601 Lexington Avenue (2)	9,402	13,625	(4,223)
100 Federal Street	11,443	13,350	(1,907)
Atlantic Wharf Office Building	15,549	15,936	(387)
343 Madison Avenue (3)	(32)	(6)	(26)
300 Binney Street (4)	2,505	60	2,445
290 Binney Street (5)	497	—	497
	$67,516	$78,661	$(11,145)
______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(2)The decrease was primarily attributable to a decrease in lease revenue from our clients and depreciation and amortization expense related to new and expiring clients.
(3)Property is held for future development.
(4)Property was fully placed in service on October 31, 2024.
(5)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $20.1 million for the year ended December 31, 2024 compared to 2023 due primarily to a decrease in allocable income, which was primarily the result of recognizing a greater non-cash impairment charge related to our investment in unconsolidated joint ventures during the year ended December 31, 2024. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, including:
•$700.0 million of principal outstanding on the 2023 Unsecured Term Loan due May 16, 2025,
•$100.0 million of principal outstanding on the 2024 Unsecured Term Loan due September 26, 2025, for which we have three, one-year extension options, subject to customary conditions,
•$1.0 billion of 3.650% unsecured senior notes due February 1, 2026, and
•amounts that become due under BPLP’s unsecured commercial paper program
•fund capital calls from our unconsolidated joint venture investments to fund development costs, capital improvements, leasing costs and debt principal repayment;
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
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment projects primarily with our available cash balances, funding from institutional private equity partners, construction loans, unsecured term loans, proceeds from possible asset sales, BPLP’s 2021 Credit Facility and BPLP's commercial paper program. We use BPLP’s 2021 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness, fund short-term development costs and for working capital. We also use BPLP’s 2021 Credit Facility to backstop BPLP’s commercial paper program. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the source of financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction/redevelopment as of December 31, 2024 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at December 31, 2024 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
360 Park Avenue South (71% ownership) (Redevelopment)	Q4 2026	New York, NY	1	450,000	$359,688	$418,300	$156,470	$156,470	$58,612	23%	(6)
Reston Next Office Phase II	Q2 2026	Reston, VA	1	90,000	45,672	61,000	—	—	15,328	9%	(7)
725 12th Street (Redevelopment)	Q4 2030	Washington, DC	1	320,000	51,447	349,600	—	—	298,153	47%	(8)
Total Office Properties under Construction/Redevelopment			3	860,000	456,807	828,900	156,470	156,470	372,093	30%

Laboratory/Life Sciences
651 Gateway (50% ownership) (Redevelopment)	Q3 2026	South San Francisco, CA	1	327,000	132,083	167,100	—	—	35,017	21%	(9)
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	212,002	508,000	—	—	295,998	100%	(10)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			2	900,000	344,085	675,100	—	—	331,015	71%

Residential
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	104,364	597,800	—	—	493,436	—%
Total Residential Property under Construction			1	492,000	104,364	597,800	—	—	493,436	—%

Retail
Reston Next Retail	Q4 2025	Reston, VA	1	33,000	24,427	26,600	—	—	2,173	13%
Total Retail Properties under Construction			1	33,000	24,427	26,600	—	—	2,173	13%

Total Properties under Construction/Redevelopment			7	2,285,000	$929,683	$2,128,400	$156,470	$156,470	$1,198,717	50%	(11)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2024.
(3)Includes approximately $44.0 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $44.0 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of February 21, 2025, including leases with future commencement dates.
(6)As of December 31, 2024, this property was 30% placed in-service.
(7)As of December 31, 2024, this property was 6% placed in-service.
(8)We acquired 725 12th Street on December 27, 2024 for a purchase price, excluding transaction costs, of $34.0 million. Concurrently with the acquisition, a lease was executed with McDermott Will & Emery LLP for approximately 152,000 square feet of the redeveloped building (See Note 3 to the Consolidated Financial Statements).
(9)As of December 31, 2024, this property was 27% placed in-service. This property was fully placed in-service on January 2, 2025 (See Note 17 to the Consolidated Financial Statements).
(10)On March 21, 2024, we completed the sale of a 45% interest in 290 Binney Street (See Note 10 to the Consolidated Financial Statements). The project budget reflects our 55% share of joint venture costs related to 290 Binney Street.  We have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $71.9 million for the vault as of December 31, 2024.
(11)Percentage leased excludes the residential property.

We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, interest earned on cash deposits and, from time to time, the sale of assets. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs. Material adverse changes in one or more sources of capital may adversely affect our net cash flows and our ability to repay or refinance existing indebtedness as it matures.
As of December 31, 2024, we had seven properties under development or redevelopment. BXP’s Share of the estimated total investment for these projects is approximately $2.3 billion, of which approximately $1.3 billion remains to be funded through 2030.
Since the third quarter of 2024, we further strengthened our balance sheet by repaying debt and extending maturities. Notable transactions include:
•On October 8, 2024, we modified the mortgage loan collateralized by our Santa Monica Business Park properties located in Santa Monica, California (“SMBP Loan”). The SMBP Loan had an outstanding principal balance of $200.0 million, bore interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum and was scheduled to mature on July 19, 2025. The modified loan has an outstanding principal balance of $200.0 million, is scheduled to mature on October 8, 2028 and continues to bear interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum until July 19, 2025. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR plus 1.60% per annum through the maturity date. The entire principal is subject to interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of approximately 2.675% per annum through April 1, 2025 (See Notes 7 and 8 to the Consolidated Financial Statements).
•On January 15, 2025, we repaid at maturity $850.0 million in aggregate principal amount of our 3.200% unsecured senior notes. The repayment was completed with available cash and proceeds from our August 2024 offering of $850.0 million in aggregate principal amount of 5.750% unsecured senior notes due 2035.
As of December 31, 2024, our share of unconsolidated joint venture debt maturing through February 2026 was approximately $551.4 million. This debt matures at different times through February 2026 and we expect to fund the repayment of this debt through a combination of refinancings in whole or in part, available cash balances, proceeds from asset sales, draws on BPLP’s 2021 Credit Facility, proceeds from BPLP’s unsecured commercial paper program, secured debt or unsecured debt.
We expect net interest expense will be higher in 2025 as a result of lower projected interest income in 2025 due to (i) lower cash balances as a result of ongoing development costs in 2025 and (ii) the repayment of our $850.0 million unsecured senior notes at maturity on January 15, 2025 (See Note 7 to the Consolidated Financial Statements). We expect our interest expense will be flat or slightly higher in 2025 compared to 2024 (assuming no interest rate cuts by the Federal Reserve) primarily due to the increased interest expense associated with BPLP’s August 2024 issuance of $850.0 million aggregate principal amount of unsecured senior notes offset by lower average outstanding debt balances.
As of February 21, 2025, we had available cash of approximately $366.7 million (of which approximately $125.0 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.2 billion available under BPLP’s 2021 Credit Facility and our available cash, as of February 21, 2025, are sufficient to fund our remaining capital needs on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities. We are currently in active negotiations for the disposition of three land sites and we expect to put an operating property into the market for sale in 2025. If successful, these sales in aggregate could generate approximately $200.0 million of net proceeds in 2025, although it is possible that one of the land sales does not close until 2026. However, there can be no assurance that we will complete any of these transactions on the terms and schedule currently contemplated or at all.
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
Inflation
We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our client leases that protect us from, and mitigate the near term risk of, the impact of inflation. These provisions include rent steps and resets to market, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the rent may not increase frequently enough to fully cover inflation.
REIT Tax Distribution Considerations
Dividend
As a REIT, BXP is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. Holders of common and LTIP units (other than unearned MYLTIP units) of limited partnership interest in BPLP receive the same distribution per unit that is paid per share of BXP common stock.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.3 billion and $1.6 billion at December 31, 2024 and 2023, respectively, representing a decrease of approximately $0.3 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$1,234,501	$1,301,520	$(67,019)
Net cash used in investing activities	(1,237,396)	(1,193,681)	(43,715)
Net cash (used in) provided by financing activities	(274,476)	767,916	(1,042,392)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.8 years as of December 31, 2024, with occupancy rates historically in the range of 87% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash used in investing activities for the years ended December 31, 2024 and December 31, 2023 is detailed below:

	Year ended December 31,
	2024	2023
	(in thousands)
Acquisitions of real estate (1)	$(35,366)	$—
Construction in progress (2)	(651,346)	(525,963)
Building and other capital improvements	(189,667)	(171,424)
Tenant improvements	(258,312)	(310,925)
Proceeds from sales of real estate	602	517
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash) (3)	6,086	(13,155)
Capital contributions to unconsolidated joint ventures (4)	(132,096)	(192,650)
Capital distributions from unconsolidated joint ventures (5)	28,325	32,787
Investment in non-real estate investments	(2,500)	(2,187)
Issuance of note receivables (including related party) (6)	(3,258)	(12,177)
Investments in securities, net	136	1,496
Net cash used in investing activities	$(1,237,396)	$(1,193,681)
Cash used in investing activities changed primarily due to the following:
(1)On December 27, 2024, we completed the acquisition of 725 12th Street located in Washington, DC, for a purchase price, including transaction costs, of approximately $35.4 million. The acquisition was completed with available cash. Following the acquisition, we commenced redevelopment of the property.
(2)Construction in progress for the year ended December 31, 2024 included ongoing expenditures associated with 760 Boylston Street, 180 CityPoint, 103 CityPoint and 300 Binney Street, which were fully placed in-service during the year ended December 31, 2024. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II that was partially placed in-service, 290 Binney Street, 121 Broadway and 725 12th Street.
Construction in progress for the year ended December 31, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue, 140 Kendrick Street Building A and the View Boston observatory at The Prudential Center, which were fully placed in-service during the year ended December 31, 2023 and 180 CityPoint and 103 CityPoint that were partially placed in-service during the year ended December 31, 2023. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street. On November 30, 2023, we elected to suspend redevelopment on 105 Carnegie Center located in Princeton, New Jersey.

(3)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
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
(4)Capital contributions to unconsolidated joint ventures for the year ended December 31, 2024 consisted primarily of cash contributions of approximately $62.7 million, $32.1 million, $13.5 million and $11.6 million to our 360 Park Avenue South, Gateway Commons, Platform 16 and Dock 72 joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2023 consisted primarily of cash contributions of approximately $62.6 million, $42.7 million, $18.0 million, $18.0 million, $14.9 million, $10.6 million and $10.1 million to our Gateway Commons, Platform 16, Worldgate Drive, Dock 72, 360 Park Avenue South, 751 Gateway and Safeco Plaza joint ventures, respectively. On January 31, 2023, we entered into a new joint venture for 13100 and 13150 Worldgate Drive located in Herndon, Virginia.
(5)Capital distributions from unconsolidated joint ventures for the years ended December 31, 2024 and 2023 consisted primarily of cash distributions from our 360 Park Avenue South joint venture.
(6)On October 2, 2023, a joint venture in which we owned a 20% interest completed the restructuring of Metropolitan Square which included among other items, the closing of a new mezzanine loan with a maximum principal amount of $100.0 million. The new mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. We will fund 20%, or up to $20.0 million, of any amounts borrowed under the new mezzanine loan. For the years ended December 31, 2024 and 2023, we had funded approximately $3.3 million and $1.7 million, respectively.
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
Cash used in financing activities for the year ended December 31, 2024 totaled approximately $274.5 million. This amount consisted primarily of the repayment of BPLP’s $700.0 million in aggregate principal amount of its 3.800% unsecured senior notes due February 1, 2024, repayment of $500.0 million of the outstanding balance of the 2023 Unsecured Term Loan and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships, partially offset by the issuance of BPLP’s $850.0 million in aggregate principal amount of its 5.750% unsecured senior notes due 2035, $500.0 million of unsecured commercial paper borrowings, and $374.7 million in contributions from noncontrolling interests in property partnerships and proceeds from the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	December 31, 2024
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,175	158,175	$11,761,893
Common Operating Partnership Units	18,066	18,066	1,343,388	(2)
Total Equity		176,241	$13,105,281

Consolidated Debt			$16,220,499
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,383,764
Subtract:
Partners’ share of Consolidated Debt (4)			1,362,367
BXP’s Share of Debt			$16,241,896

Consolidated Market Capitalization			$29,325,780
BXP’s Share of Market Capitalization			$29,347,177
Consolidated Debt/Consolidated Market Capitalization			55.31%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			55.34%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on December 31, 2024 of $74.36.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2021 MYLTIP Units but excluding the 2022 - 2024 MYLTIP Units because the three-year performance periods had not ended as of December 31, 2024).
(3)See page 88 for additional information.
(4)See page 86 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 31, 2024, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2022 - 2024 MYLTIP Units are not included in this calculation as of December 31, 2024.

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
Debt Financing
As of December 31, 2024, we had approximately $16.2 billion of outstanding consolidated indebtedness, representing approximately 55.31% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $10.6 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.07% per annum and maturities in 2025 through 2035 (See Note 17 to the Consolidated Financial Statements), (2) $4.3 billion (net of deferred financing fees and fair value interest adjustments) of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.17% per annum and a weighted-average term of 3.8 years, (3) $0.8 billion (net of deferred financing fees and fair value interest adjustments) of unsecured term loans having a GAAP weighted-average interest rate of 5.88% per annum with maturities in 2025, and (4) $0.5 billion of unsecured commercial paper borrowings having a weighted-average interest rate of 4.79% per annum and a weighted-average maturity of 38 days, from the issuance date.

The table below summarizes the aggregate carrying value of our outstanding indebtedness, as well as Consolidated Debt Financing Statistics at December 31, 2024 and December 31, 2023.

	December 31,
	2024	2023
	(dollars in thousands)
Debt Summary:
Balance
Mortgage notes payable, net	$4,276,609	$4,166,379
Unsecured senior notes, net	10,645,077	10,491,617
Unsecured line of credit	—	—
Unsecured term loans, net	798,813	1,198,301
Unsecured commercial paper	500,000	—
Consolidated Debt	16,220,499	15,856,297
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,383,764	1,421,655
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	1,362,367	1,360,375
BXP’s Share of Debt	$16,241,896	$15,917,577

	December 31,
	2024	2023
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	92.61%	100.00%
Variable rate	7.39%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	4.11%	4.11%
Variable rate	5.47%	—%
Total	4.21%	4.11%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.89%	3.96%
Variable rate	5.34%	—%
Total	4.00%	3.96%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	4.6	4.6
Variable rate	0.2	—
Total	4.3	4.6
_______________
(1)See page 88 for additional information.
(2)See page 86 for additional information.
(3)At December 31, 2024, BPLP’s $100.0 million 2024 Unsecured Term Loan and two of our mortgage loans aggregating approximately $800.0 million bore interest at variable rates. We entered into interest rate swap contracts that effectively fixed the variability of these loans for all or a portion of the applicable debt term and as such, they are reflected in our Fixed rate statistics. At December 31, 2023, BPLP’s 2023 Unsecured Term Loan and two of our mortgage loans aggregating approximately $900.0 million bore interest at variable rates that were subject to interest rate swaps that effectively fixed the interest rate for all or a portion of the applicable debt term. As such, they are reflected in our Fixed rate statistics.

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
Based on BPLP’s December 31, 2024 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.850%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.20% per annum.
The 2021 Credit Facility is used as a backstop for BPLP’s $500.0 million unsecured commercial paper program (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2021 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
At December 31, 2024, BPLP had no borrowings under its 2021 Credit Facility, outstanding letters of credit totaling approximately $5.4 million, and $500.0 million is being used as a backstop for the commercial paper program. At February 21, 2025, BPLP had $310.0 million outstanding under its 2021 Credit Facility, outstanding letters of credit totaling approximately $5.4 million, and $500.0 million is being used as a backstop for the commercial paper program. Therefore, at December 31, 2024 and February 21, 2025, BPLP has the ability to borrow approximately $1.5 billion and $1.2 billion, respectively.
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
On September 27, 2024, BPLP entered into the 2024 Unsecured Term Loan with the Lender under the SMBP Loan. Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The proceeds were used to repay the portion of the SMBP Loan held by the Lender. After the repayment, the SMBP Loan had a remaining principal balance of $200.0 million (See Note 7 to the Consolidated Financial Statements). The 2024 Unsecured Term Loan matures on September 26, 2025 with three, one-year extension options, subject to customary conditions.
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

Based on BPLP’s December 31, 2024 credit rating, (1) the 2023 Unsecured Term Loan bears interest at a rate equal to Term SOFR plus 1.05% per annum and (2) the 2024 Unsecured Term Loan bears interest at a rate equal to Daily Simple SOFR plus 1.05% per annum. The 2024 Unsecured Term Loan is subject to an existing interest rate swap to fix Daily Simple SOFR at a fixed rate of approximately 2.688% per annum for a period that ends on April 1, 2025 (See Note 8 to the Consolidated Financial Statements). At December 31, 2024 and February 21, 2025, BPLP had $700.0 million and $100.0 million of principal outstanding under the 2023 Unsecured Term Loan and 2024 Unsecured Term Loan, respectively.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of December 31, 2024, See Note 7 to the Consolidated Financial Statements.
On February 1, 2024, BPLP repaid $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash. The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
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
On January 15, 2025, BPLP repaid $850.0 million in aggregate principal amount of its 3.200% senior notes due January 15, 2025. The repayment was completed with available cash and the proceeds from BPLP’s August 2024 offering of unsecured senior notes. The repayment price was approximately $863.6 million, which was equal to the stated principal plus approximately $13.6 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2024, BPLP was in compliance with each of these financial restrictions and requirements.
Unsecured Commercial Paper
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The unsecured commercial paper program is backstopped by available capacity under the 2021 Credit Facility. At December 31, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.79% per annum and had a weighted-average maturity of 38 days, from the issuance date. At February 21, 2025, BPLP had an aggregate of $500.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.64% per annum and had a weighted-average maturity of 46 days, from the issuance date. Proceeds from the unsecured commercial paper program were used to reduce BPLP’s 2023 Unsecured Term Loan from $1.2 billion to $700.0 million.
Mortgage Notes Payable
On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC (See Note 3 to the Consolidated Financial Statements). The property is subject to existing mortgage indebtedness. At acquisition, the mortgage loan had an outstanding principal balance of approximately $207.1 million, bore interest at 3.61% per annum and was scheduled to mature on January 5, 2025. The mortgage loan was recorded at a fair value of approximately $198.7 million. On

January 11, 2024, we modified the mortgage loan to provide for two extension options totaling five years of additional term, each subject to certain conditions. On December 20, 2024, we exercised the first extension option to extend the maturity date to January 5, 2029. At the time of the extension, the outstanding principal balance was $202.3 million. The extended loan bears interest at 5.00% per annum beginning January 5, 2025. The loan has a one-year extension option remaining, subject to certain conditions.
On October 8, 2024, we modified the mortgage loan collateralized by our Santa Monica Business Park properties located in Santa Monica, California. The mortgage loan had an outstanding principal balance of $200.0 million, bore interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum and was scheduled to mature on July 19, 2025. The modified loan is scheduled to mature on October 8, 2028 and continues to bear interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum until July 19, 2025. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR plus 1.60% per annum through the maturity date. The entire principal is subject to interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of approximately 2.675% per annum through April 1, 2025 (See Note 8 to the Consolidated Financial Statements). The mortgage loan requires monthly interest-only payments during the term of the loan, with the entire principal due at maturity. Santa Monica Business Park is an office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet.
The following represents the outstanding mortgage notes payable, net at December 31, 2024:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Fair Value Adjustment and Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
901 New York Avenue	3.61%	7.69%	$202,313	$(621)	$201,692	N/A	(2)	January 5, 2029
Santa Monica Business Park	4.05%	6.65%	200,000	(1,979)	198,021	N/A	(3)(4)	October 8, 2028
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	6.04%	6.27%	600,000	(5,131)	594,869	N/A	(3)(5)	October 26, 2028
Subtotal			1,002,313	(7,731)	994,582	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(8,502)	2,291,498	$916,629	(3)(6)(7)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(9,471)	990,529	445,738	(3)(8)	January 9, 2032
Subtotal			3,300,000	(17,973)	3,282,027	1,362,367
Total			$4,302,313	$(25,704)	$4,276,609	$1,362,367
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under Accounting Standards Codification 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)Carrying amount includes an approximately $0.1 million fair value interest adjustment. Beginning January 5, 2025, the loan will bear interest at a stated fixed rate of 5.0% per annum. The loan has a one-year extension option remaining, subject to certain conditions.
(3)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)The mortgage loan bears interest at a variable rate of Daily Simple SOFR plus 1.38% per annum (See Note 7 to the Consolidated Financial Statements). The borrower under the loan entered into interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of 2.675% for the period commencing on February 1, 2023 and ending on April 1, 2025. Stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 1.38% per annum. Carrying amount includes an approximately $1.0 million fair value interest adjustment and excludes the adjustment required to reflect the interest rate swap at fair value upon acquisition of approximately $0.9 million. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR plus 1.60% per annum through the maturity date.
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
(7)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2024, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 9 to the Consolidated Financial Statements).
(8)This property is owned by a consolidated entity in which we have a 55% interest.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2024 are as follows:

Principal Payments
Year	(in thousands)
2025	$4,250
2026	4,357
2027	2,304,580
2028	804,815
2029	184,311
Thereafter	1,000,000
$4,302,313
Derivative Instruments and Hedging Activities
As of December 31, 2024, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $5.3 million. For a description of these interest rate swaps, see Note 8 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 6 to the Consolidated Financial Statements. At December 31, 2024, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2024. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.90%	7.21%	Term SOFR + 2.50%	$220,000	$(1,816)	$218,184	$155,151	(2)(3)(4)	December 13, 2027
Market Square North	50.00%	6.89%	7.07%	SOFR + 2.41%	125,000	(197)	124,803	62,402	(2)(3)(5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	N/A	33,700	(195)	33,505	16,753		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(465)	549,535	274,768	(2)	August 9, 2027
Dock 72	50.00%	6.84%	7.12%	SOFR +2.50%	198,383	(507)	197,876	98,938	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	Daily Simple SOFR + 2.50%	154,278	(424)	153,854	76,927	(2)(3)(7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	SOFR + 1.35%	185,000	(1,018)	183,982	91,991	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.03%	6.12%	Term SOFR + 1.48%	333,579	(396)	333,183	166,592	(2)	September 5, 2025
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	5.75%	5.90%	SOFR + 1.35%	251,541	(122)	251,419	125,710	(2)	April 26, 2025
Safeco Plaza	33.67%	4.82%	6.68%	SOFR + 2.32%	250,000	(567)	249,433	83,984	(2)(9)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(403)	104,597	31,289	(2)(10)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR + 1.41%	600,000	(6,512)	593,488	152,686	(2)(11)	November 24, 2028
3 Hudson Boulevard	25.00%	12.53%	12.53%	Term SOFR + 3.61%	80,000	—	80,000	20,000	(2)(12)	August 7, 2024
Skymark - Reston Next Residential	20.00%	6.55%	6.87%	SOFR + 2.00%	133,476	(612)	132,864	26,573	(2)(3)(13)	May 13, 2026
Total					$3,219,957	$(13,234)	$3,206,723	$1,383,764
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

(4)The loan bears interest at a variable rate equal to Term SOFR plus 2.50% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in Term SOFR rate to a cap of 5.00% per annum on a notional amount of $220.0 million through January 15, 2026.
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
(12)As of December 31, 2024, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest, of approximately $119.6 million. The joint venture is negotiating a new third-party loan, however, there can be no assurance that the joint venture will enter into a new third-party loan on the terms and schedule currently contemplated or at all. We are the lender of the loan, and the loan and accrued interest are reflected as Related Party Note Receivables, Net and Tenant and Other Receivables, Net, respectively, on our Consolidated Balance Sheets.
(13)The construction financing has a borrowing capacity of $140.0 million.

Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy clients in order to achieve the most favorable construction and permanent financing terms. As of December 31, 2024, approximately 92.61% of our outstanding debt, excluding our unconsolidated joint ventures and after taking into account hedging agreements, has fixed interest rates, which minimizes the interest rate risk through the maturity of the hedging agreements. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.
Including the effects of interest rate swaps, at December 31, 2024, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.89% per annum. At December 31, 2024, we had approximately $2.1 billion of consolidated variable rate debt outstanding, including $800.0 million of unsecured term loans, $500.0 million of unsecured commercial paper borrowings and approximately $800.0 million of secured debt. However, we entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all, or a portion of the applicable debt term (See Note 8 to the Consolidated Financial Statements for information pertaining to interest rate contracts in place as of December 31, 2024 and their respective fair values). For example, if market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $21.0 million, on an annualized basis, for the year ended December 31, 2024.
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

BXP
The following table presents a reconciliation of net income attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net income attributable to BXP, Inc.	$14,272	$190,215	$848,947
Add:
Noncontrolling interest—common units of the Operating Partnership	2,400	22,548	96,780
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Net income	84,188	291,424	1,020,584
Add:
Depreciation and amortization	887,191	830,813	749,775
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(76,660)	(73,027)	(70,208)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	81,904	101,199	89,275
Corporate-related depreciation and amortization	(1,710)	(1,810)	(1,679)
Non-real estate depreciation and amortization	8,520	(1,681)	—
Impairment loss	13,615	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	341,338	272,603	50,705
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures (2)	21,696	28,412	—
Gain on investment included within loss from unconsolidated joint ventures (3)	—	35,756	—
Gains on sales of real estate	602	517	437,019
Gain on sales-type lease	—	—	10,058
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	1,368	—
Unrealized gain (loss) on non-real estate investment	546	239	(150)
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	1,248,026	1,274,568	1,316,668
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	127,548	130,771	133,115
Funds from Operations attributable to BXP, Inc.	$1,120,478	$1,143,797	$1,183,553
Our percentage share of Funds from Operations—basic	89.78%	89.74%	89.89%
Weighted average shares outstanding—basic	157,468	156,863	156,726
___________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary impairment loss on our investments in (i) Colorado Center, Gateway Commons and Safeco Plaza aggregating approximately $341.3 million for the year ended December 31, 2024 (See Note 6 to the Consolidated Financial Statements), (ii) Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million for the year ended December 31, 2023 and (iii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.
(2)On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in 901 New York Avenue located in Washington, DC for a gross purchase price of $10.0 million. We recognized a gain of approximately $21.8 million on the consolidation of 901 New York Avenue (See Notes 3 and 6 to the Consolidated Financial Statements). On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park.

(3)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan.
The following tables presents a reconciliation of net income attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net income attributable to BXP, Inc.	$14,272	$190,215	$848,947
Add:
Noncontrolling interest—common units of the Operating Partnership	2,400	22,548	96,780
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Net income	84,188	291,424	1,020,584
Add:
Depreciation and amortization	887,191	830,813	749,775
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(76,660)	(73,027)	(70,208)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	81,904	101,199	89,275
Corporate-related depreciation and amortization	(1,710)	(1,810)	(1,679)
Non-real estate depreciation and amortization	8,520	(1,681)	—
Impairment loss	13,615	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	341,338	272,603	50,705
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures (2)	21,696	28,412	—
Gain on investment included within loss from unconsolidated joint ventures (3)	—	35,756	—
Gains on sales of real estate	602	517	437,019
Gain on sales-type lease	—	—	10,058
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	1,368	—
Unrealized gain (loss) on non-real estate investment	546	239	(150)
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	1,248,026	1,274,568	1,316,668
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted FFO	1,248,026	1,274,568	1,316,668
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	127,299	130,516	132,852
Diluted FFO attributable to BXP, Inc. (4)	$1,120,727	$1,144,052	$1,183,816
___________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary impairment loss on our investments in (i) Colorado Center, Gateway Commons and Safeco Plaza aggregating approximately $341.3 million for the year ended December 31, 2024 (See Note 6 to the Consolidated Financial Statements), (ii) Platform 16,

360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million for the year ended December 31, 2023 and (iii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.
(2)On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in 901 New York Avenue located in Washington, DC for a gross purchase price of $10.0 million. We recognized a gain of approximately $21.8 million on the consolidation of 901 New York Avenue (See Notes 3 and 6 to the Consolidated Financial Statements). On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park.
(3)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan.
(4)BXP’s share of diluted Funds from Operations was 89.80%, 89.76% and 89.91% for the years ended December 31, 2024, 2023 and 2022, respectively.

	Year ended December 31,
	2024	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	175,390	174,796	174,360
Effect of Dilutive Securities:
Stock based compensation	325	338	411
Diluted Funds from Operations	175,715	175,134	174,771
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,922	17,933	17,634
Diluted Funds from Operations attributable to BXP, Inc. (1)	157,793	157,201	157,137
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.80%, 89.76% and 89.91% for the years ended December 31, 2024, 2023 and 2022, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$23,480	$219,771	$957,265
Add:
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Net income	90,996	298,432	1,032,122
Add:
Depreciation and amortization	880,383	823,805	742,293
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(76,660)	(73,027)	(70,208)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	81,904	101,199	89,275
Corporate-related depreciation and amortization	(1,710)	(1,810)	(1,679)
Non-real estate depreciation and amortization	8,520	(1,681)	—
Impairment loss	13,615	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	341,338	272,603	50,705
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures (2)	21,696	28,412	—
Gain on investment included within loss from unconsolidated joint ventures (3)	—	35,756	—
Gains on sales of real estate	602	517	441,075
Gain on sales-type lease	—	—	10,058
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	1,368	—
Unrealized gain (loss) on non-real estate investment	546	239	(150)
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Funds from Operations attributable to Boston Properties Limited Partnership (4)	$1,248,026	$1,274,568	$1,316,668
Weighted average shares outstanding—basic	175,390	174,796	174,360
 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary impairment loss on our investments in (i) Colorado Center, Gateway Commons and Safeco Plaza aggregating approximately $341.3 million for the year ended December 31, 2024 (See Note 6 to the Consolidated Financial Statements), (ii) Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million for the year ended December 31, 2023 and (iii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.
(2)On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in 901 New York Avenue located in Washington, DC for a gross purchase price of $10.0 million. We recognized a gain of approximately $21.8 million on the consolidation of 901 New York Avenue (See Notes 3 and 6 to the Consolidated Financial Statements). On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park.
(3)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan.

(4)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$23,480	$219,771	$957,265
Add:
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Net income	90,996	298,432	1,032,122
Add:
Depreciation and amortization	880,383	823,805	742,293
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(76,660)	(73,027)	(70,208)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	81,904	101,199	89,275
Corporate-related depreciation and amortization	(1,710)	(1,810)	(1,679)
Non-real estate depreciation and amortization	8,520	(1,681)	—
Impairment loss	13,615	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	341,338	272,603	50,705
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures (2)	21,696	28,412	—
Gain on investment included within loss from unconsolidated joint ventures (3)	—	35,756	—
Gains on sales of real estate	602	517	441,075
Gain on sales-type lease	—	—	10,058
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	1,368	—
Unrealized gain (loss) on non-real estate investment	546	239	(150)
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Funds from Operations attributable to Boston Properties Limited Partnership (4)	1,248,026	1,274,568	1,316,668
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$1,248,026	$1,274,568	$1,316,668
_______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary impairment loss on our investments in (i) Colorado Center, Gateway Commons and Safeco Plaza aggregating approximately $341.3 million for the year ended December 31, 2024 (See Note 6 to the Consolidated Financial Statements), (ii) Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million for the year ended December 31, 2023 and (iii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.
(2)On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in 901 New York Avenue located in Washington, DC for a gross purchase price of $10.0 million. We recognized a gain of approximately $21.8 million on the consolidation of 901 New York Avenue (See Notes 3 and 6 to the Consolidated Financial Statements). On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park.
(3)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan.
(4)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).

	Year ended December 31,
	2024	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	175,390	174,796	174,360
Effect of Dilutive Securities:
Stock based compensation	325	338	411
Diluted Funds from Operations	175,715	175,134	174,771
Material Cash Commitments
As of December 31, 2024, we were subject to contractual payment obligations, excluding our unconsolidated joint ventures commitments. For details about our unconsolidated joint venture contractual payment obligations see “Investments in Unconsolidated Joint Ventures - Contractual Obligations” below. Our primary contractual payment obligations, that are not disclosed in other sections of this Annual Report on Form 10-K, are client and development related and described in further detail below. For details about our other contractual payment obligations related to operating and finance leases and debt, see Notes 4 and 7 to the Consolidated Financial Statements, respectively.

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Commitments:
Client obligations (1)	$692,038	$520,934	$121,033	$22,735	$9,370	$14,231	$3,735
Construction contracts on development projects (2)	1,146,479	562,998	396,215	88,646	80,575	17,280	765
Total Commitments	$1,838,517	$1,083,932	$517,248	$111,381	$89,945	$31,511	$4,500
 _______________
(1)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2024. The timing and amount of these payments is subject to change.
(2)Payments for construction contracts on development projects includes consolidated joint ventures and represents 100% of the estimated development costs.
We invest in two non-real estate funds, which are primarily environmentally focused investment funds, each with a commitment to contribute $10.0 million, aggregating to a total commitment of $20.0 million. As of December 31, 2024, we have contributed approximately $7.1 million, which includes required fees, with $12.9 million remaining to be contributed.
Investment in Unconsolidated Joint Ventures - Contractual Obligations
As of December 31, 2024, the unconsolidated joint ventures that we have an ownership interest in were subject to contractual payment obligations as described in the table below.  The table represents our share of the contractual obligations. For details about our unconsolidated joint ventures secured debt see “Investment In Unconsolidated Joint Ventures - Secured Debt” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases (1)	$94,825	$908	$944	$957	$970	$984	$90,062
Total Contractual Obligations	94,825	908	944	957	970	984	90,062

Commitments:
Client obligations (2)	33,845	6,299	19,432	8,114	—	—	—
Construction contracts on development projects	124,583	42,090	47,320	30,545	4,628	—	—
Total Commitments	158,428	48,389	66,752	38,659	4,628	—	—
	$253,253	$49,297	$67,696	$39,616	$5,598	$984	$90,062
 _______________
(1)Operating leases include approximately $61.6 million related to renewal options that the joint venture is reasonably certain it will exercise.
(2)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2024. The timing and amount of these payments is subject to change.
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the year ended December 31, 2024, we paid approximately $377.3 million to fund client-related obligations, including tenant improvements and leasing commissions.
In addition, during the year ended December 31, 2024, we and our unconsolidated joint venture partners incurred approximately $534.1 million of new client-related obligations associated with approximately 5.3 million square feet of second generation leases, or approximately $100 per square foot. In addition, we signed leases for approximately 286,600 square feet of first generation leases.  The client-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2024, we signed leases for approximately 5.6 million square feet of space and incurred aggregate client-related obligations of approximately $597.3 million, or approximately $106 per square foot.
Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this accounting standard on January 1, 2024. While the adoption has no impact on our Consolidated Financial Statements, it has resulted in incremental disclosures within the footnotes to our Consolidated Financial Statements (See Note 12 to the Consolidated Financial Statements).
In August 2023, the FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60)” (“ASU 2023-05”). ASU 2023-05 is intended to (1) address accounting for contributions made to a joint venture upon formation and (2) reduce diversity in practice. This ASU will apply to joint ventures that meet the definition of a corporate joint venture under GAAP, thus limiting its scope to joint ventures not controlled and therefore not consolidated by any joint venture investor. This accounting standard is effective for joint ventures with a formation date on or after January 1, 2025. We adopted this ASU on January 1, 2025.

Newly Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”): ASU 2024-03 will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact that ASU 2024-03 may have on our Consolidated Financial Statements and footnotes.

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
As of December 31, 2024, approximately $14.1 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.1 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $500.0 million of unsecured commercial paper borrowings and approximately $800.0 million of secured debt. However, we entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all, or a portion of the applicable debt term (See Note 8 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts in place as of December 31, 2024 and their respective fair values). Therefore, as of December 31, 2024, we have $1.2 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of December 31, 2024.
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

	2025	2026	2027	2028	2029	2030+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(835)	$(611)	$2,301,592	$3,341	$182,961	$997,271	$3,483,719	$3,014,797
GAAP Average Interest Rate	—%	7.69%	3.65%	7.69%	7.69%	2.93%	3.67%
Variable Rate	(2,625)	(1,596)	(1,596)	798,707	—	—	792,890	793,298
Subtotal	$(3,460)	$(2,207)	$2,299,996	$802,048	$182,961	$997,271	$4,276,609	$3,808,095
	Unsecured debt, net
Fixed Rate	$838,976	$1,990,365	$741,736	$992,956	$844,563	$5,236,481	$10,645,077	$10,005,606
GAAP Average Interest Rate	3.35%	3.63%	6.92%	4.63%	3.51%	3.92%	4.07%
Variable Rate	1,298,813	—	—	—	—	—	1,298,813	1,299,580
Subtotal	$2,137,789	$1,990,365	$741,736	$992,956	$844,563	$5,236,481	$11,943,890	$11,305,186
Total Debt	$2,134,329	$1,988,158	$3,041,732	$1,795,004	$1,027,524	$6,233,752	$16,220,499	$15,113,281
At December 31, 2024, the weighted-average stated interest rates on the fixed rate debt stated above was 3.80% per annum. At December 31, 2024, our outstanding variable rate debt totaled $2.1 billion, of which $900.0 million was subject to interest rate swaps. At December 31, 2024, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 4.15% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $21.0 million, on an annualized basis, for the year ended December 31, 2024.
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP

All other schedules for which a provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Management’s Report on Internal Control over
Financial Reporting

Management of BXP, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for BXP, Inc. BXP, Inc.’s internal control over financial reporting is a process designed under the supervision of its principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of BXP, Inc.’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of the end of BXP, Inc.’s 2024 fiscal year, management conducted assessments of the effectiveness of BXP, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that BXP, Inc.’s internal control over financial reporting as of December 31, 2024 was effective.
Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of BXP, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of BXP, Inc.’s assets that could have a material effect on its financial statements.
The effectiveness of BXP, Inc.’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 103, which expresses an unqualified opinion on the effectiveness of BXP, Inc.’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of BXP, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BXP, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessment of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3, and 6 to the consolidated financial statements, the Company’s total real estate balance was $21,050.3 million and its investments in unconsolidated joint ventures was $1,060.1 million as of December 31, 2024. During 2024, the Company recognized a $13.6 million impairment loss related to a long-lived asset and a $341.3 million other-than-temporary impairment loss related to certain investments in unconsolidated joint ventures. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value of unconsolidated joint ventures is calculated using a discounted cash flow model which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, market interest rates and availability, discount rates, and capitalization rates.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management (a) in identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (b) when developing the fair value estimate of the investment in unconsolidated joint venture with an other- than- temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management's identification of the indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures and (b) management’s assumptions related to future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates (collectively referred to as “the significant fair value assumptions”), and (iii) the audit effort related to management’s development of the fair value estimate of the investment in unconsolidated joint venture with an other-than-temporary impairment involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to (i) the identification of the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (ii) developing the fair value estimate of the unconsolidated investment in joint venture with an other-than-temporary impairment. For the identification of the indicators of impairment, these procedures also included, among others, (i) testing management's process for identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures, (ii) evaluating the reasonableness of the models, (iii) testing the completeness and accuracy of the underlying data used in the models, and (iv) evaluating the reasonableness of management’s indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures. Evaluating the operating performance and anticipated hold periods involved considering the current and past performance of the long-lived assets, the consistency with external market and industry data, and whether the indicators were consistent with evidence obtained in other areas of the audit. Evaluating performance of each investment and market conditions involved considering changes in the performance of the investments and market conditions and evidence obtained in other areas of the audit. For the fair value estimate of the unconsolidated investment in joint venture with an other-than-temporary decline, these procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the investment in unconsolidated joint venture relating to the other-than-temporary impairment, (ii) evaluating the appropriateness of management’s discounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the reasonableness of the significant fair value assumptions used by management by considering industry knowledge and data, historical company data, and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the significant fair value assumptions.
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2024, the Company acquired its joint venture partner’s interest in a property for a purchase price of $10.0 million and a property for a gross purchase price of $35.0 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings and improvements, tenant improvements, “above-” and “below-market” leases, leasing costs and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities (including ground leases)) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for the long-lived asset property acquisition, including controls over the assumptions related to discount rate and capitalization rate used to determine the fair value of the assets acquired and liabilities assumed and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements and leasing documents for the acquisition, (ii) testing management’s process for developing the fair value estimates of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow method, (iv) testing the completeness and accuracy of the underlying data used in the method, and, (v) evaluating the reasonableness of the significant assumptions used by management, related to the discount rate, capitalization rate, land value per square foot and future capital requirements by considering industry knowledge and data as well as historical company data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the discount rate and capitalization rate assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2025
We have served as the Company’s auditor since 1997.

BXP, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,797,430 and $7,054,075 at December 31, 2024 and December 31, 2023, respectively)	$27,870,623	$26,749,209
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2024 and December 31, 2023, respectively)	372,922	401,680
Right of use assets - operating leases (amounts related to VIEs of $140,558 and $158,885 at December 31, 2024 and December 31, 2023, respectively)	334,767	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,628,274) and $(1,501,483) at December 31, 2024 and December 31, 2023, respectively)	(7,528,057)	(6,881,728)
Total real estate	21,050,255	20,593,459
Cash and cash equivalents (amounts related to VIEs of $373,737 and $245,317 at December 31, 2024 and December 31, 2023, respectively)	1,254,882	1,531,477
Cash held in escrows (amounts related to VIEs of $4,979 and $22,160 at December 31, 2024 and December 31, 2023, respectively)	80,314	81,090
Investments in securities	39,706	36,337
Tenant and other receivables, net (amounts related to VIEs of $20,435 and $27,987 at December 31, 2024 and December 31, 2023, respectively)	107,453	122,407
Note receivable, net	4,947	1,714
Related party notes receivable, net	88,779	88,779
Sales-type lease receivable, net	14,657	13,704
Accrued rental income, net (amounts related to VIEs of $435,110 and $401,159 at December 31, 2024 and December 31, 2023, respectively)	1,466,220	1,355,212
Deferred charges, net (amounts related to VIEs of $211,726 and $175,383 at December 31, 2024 and December 31, 2023, respectively)	813,345	760,421
Prepaid expenses and other assets (amounts related to VIEs of $15,036 and $11,824 at December 31, 2024 and December 31, 2023, respectively)	70,839	64,230
Investments in unconsolidated joint ventures	1,093,583	1,377,319
Total assets	$26,084,980	$26,026,149
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,282,027 and $3,277,185 at December 31, 2024 and December 31, 2023, respectively)	$4,276,609	$4,166,379
Unsecured senior notes, net	10,645,077	10,491,617
Unsecured line of credit	—	—
Unsecured term loans, net	798,813	1,198,301
Unsecured commercial paper	500,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,931 and $20,794 at December 31, 2024 and December 31, 2023, respectively)	370,885	417,961
Lease liabilities - operating leases (amounts related to VIEs of $157,691 and $145,826 at December 31, 2024 and December 31, 2023, respectively)	392,686	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $115,808 and $59,667 at December 31, 2024 and December 31, 2023, respectively)	401,874	458,329
Dividends and distributions payable	172,486	171,176
Accrued interest payable	128,098	133,684
Other liabilities (amounts related to VIEs of $126,202 and $115,275 at December 31, 2024 and December 31, 2023, respectively)	450,796	445,947
Total liabilities	18,137,324	17,833,785

BXP, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2024	December 31, 2023
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 128,227 and 119,471 units outstanding at redemption value at December 31, 2024 and December 31, 2023, respectively	9,535	8,383
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,253,895 and 157,019,766 issued and 158,174,995 and 156,940,866 outstanding at December 31, 2024 and December 31, 2023, respectively	1,582	1,569
Additional paid-in capital	6,836,093	6,715,149
Dividends in excess of earnings	(1,419,575)	(816,152)
Treasury common stock at cost, 78,900 shares at December 31, 2024 and December 31, 2023	(2,722)	(2,722)
Accumulated other comprehensive loss	(2,072)	(21,147)
Total stockholders’ equity attributable to BXP, Inc.	5,413,306	5,876,697
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	591,270	666,580
Property partnerships	1,933,545	1,640,704
Total equity	7,938,121	8,183,981
Total liabilities and equity	$26,084,980	$26,026,149

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenue
Lease	$3,176,805	$3,054,673	$2,918,368
Parking and other	135,142	112,918	107,225
Hotel	51,224	47,357	39,482
Development and management services	28,060	40,850	28,056
Direct reimbursements of payroll and related costs from management services contracts	16,488	17,771	15,450
Total revenue	3,407,719	3,273,569	3,108,581
Expenses
Operating
Rental	1,286,838	1,183,947	1,108,070
Hotel	35,288	32,225	27,478
General and administrative	159,983	170,158	146,378
Payroll and related costs from management services contracts	16,488	17,771	15,450
Transaction costs	1,597	4,313	2,905
Depreciation and amortization	887,191	830,813	749,775
Total expenses	2,387,385	2,239,227	2,050,056
Other income (expense)
Loss from unconsolidated joint ventures	(343,177)	(239,543)	(59,840)
Gains on sales of real estate	602	517	437,019
Gain on sales-type lease	—	—	10,058
Interest and other income (loss)	60,199	69,964	11,940
Other income - assignment fee	—	—	6,624
Gains (losses) from investments in securities	4,416	5,556	(6,453)
Losses from interest rate contracts	—	(79)	—
Unrealized gain (loss) on non-real estate investments	546	239	(150)
Impairment loss	(13,615)	—	—
Interest expense	(645,117)	(579,572)	(437,139)
Net income	84,188	291,424	1,020,584
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(67,516)	(78,661)	(74,857)
Noncontrolling interest—common units of the Operating Partnership	(2,400)	(22,548)	(96,780)
Net income attributable to BXP, Inc.	$14,272	$190,215	$848,947
Basic earnings per common share attributable to BXP, Inc.
Net income	$0.09	$1.21	$5.41
Weighted average number of common shares outstanding	157,468	156,863	156,726
Diluted earnings per common share attributable to BXP, Inc.
Net income	$0.09	$1.21	$5.40
Weighted average number of common and common equivalent shares outstanding	157,793	157,201	157,137

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$84,188	$291,424	$1,020,584
Other comprehensive income (loss):
Effective portion of interest rate contracts	9,202	(14,405)	19,396
Amortization of interest rate contracts (1)	12,618	6,703	6,707
Other comprehensive income (loss)	21,820	(7,702)	26,103
Comprehensive income	106,008	283,722	1,046,687
Net income attributable to noncontrolling interests	(69,916)	(101,209)	(171,637)
Other comprehensive (income) loss attributable to noncontrolling interests	(2,746)	274	(3,156)
Comprehensive income attributable to BXP, Inc.	$33,346	$182,787	$871,894
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2021	156,545	$1,565	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228
Redemption of operating partnership units to common stock	182	3	6,536	—	—	—	(6,539)	—	—
Allocated net income for the period	—	—	—	848,947	—	—	96,780	74,857	1,020,584
Dividends/distributions declared	—	—	—	(614,412)	—	—	(71,714)	—	(686,126)
Shares issued pursuant to stock purchase plan	10	—	1,036	—	—	—	—	—	1,036
Net activity from stock option and incentive plan	21	—	7,261	—	—	—	46,402	—	53,663
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(85,518)	(85,518)
Effective portion of interest rate contracts	—	—	—	—	—	17,435	1,961	—	19,396
Amortization of interest rate contracts	—	—	—	—	—	5,509	622	576	6,707
Reallocation of noncontrolling interest	—	—	26,584	—	—	—	(26,584)	—	—
Equity, December 31, 2022	156,758	1,568	6,539,147	(391,356)	(2,722)	(13,718)	683,583	1,547,317	8,363,819
Redemption of operating partnership units to common stock	102	1	3,793	—	—	—	(3,794)	—	—
Allocated net income for the period	—	—	—	190,215	—	—	22,548	78,661	291,424
Dividends/distributions declared	—	—	—	(615,011)	—	—	(73,331)	—	(688,342)
Shares issued pursuant to stock purchase plan	19	—	1,156	—	—	—	—	—	1,156
Net activity from stock option and incentive plan	62	—	3,165	—	—	—	45,895	—	49,060
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	160,416	—	—	—	—	84,125	244,541
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(69,975)	(69,975)
Effective portion of interest rate contracts	—	—	—	—	—	(12,927)	(1,478)	—	(14,405)
Amortization of interest rate contracts	—	—	—	—	—	5,498	629	576	6,703
Reallocation of noncontrolling interest	—	—	7,472	—	—	—	(7,472)	—	—
Equity, December 31, 2023	156,941	1,569	6,715,149	(816,152)	(2,722)	(21,147)	666,580	1,640,704	8,183,981

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Redemption of operating partnership units to common stock	1,147	13	40,551	—	—	—	(40,564)	—	—
Allocated net income for the period	—	—	—	14,272	—	—	2,400	67,516	84,188
Dividends/distributions declared	—	—	—	(617,695)	—	—	(73,485)	—	(691,180)
Shares issued pursuant to stock purchase plan	17	—	1,141	—	—	—	—	—	1,141
Net activity from stock option and incentive plan	70	—	4,516	—	—	—	34,815	—	39,331
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	74,091	—	—	—	—	302,453	376,544
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(77,704)	(77,704)
Effective portion of interest rate contracts	—	—	—	—	—	8,262	940	—	9,202
Amortization of interest rate contracts	—	—	—	—	—	10,813	1,229	576	12,618
Reallocation of noncontrolling interest	—	—	645	—	—	—	(645)	—	—
Equity, December 31, 2024	158,175	$1,582	$6,836,093	$(1,419,575)	$(2,722)	$(2,072)	$591,270	$1,933,545	$7,938,121

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$84,188	$291,424	$1,020,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	887,191	830,813	749,775
Impairment loss	13,615	—	—
Amortization of right of use assets - operating leases	2,262	1,940	2,427
Amortization of sales type lease	(992)	—	—
Non-cash compensation expense	43,949	51,478	52,026
Loss from unconsolidated joint ventures	343,177	239,543	59,840
Distributions of net cash flow from operations of unconsolidated joint ventures	33,861	24,637	26,827
(Gains) losses from investments in securities	(4,416)	(5,556)	6,453
Allowance for current expected credit losses	78	373	(224)
Non-cash portion of interest expense	37,143	30,523	25,831
Other income - assignment fee	—	—	(6,624)
Gains on sales of real estate	(602)	(517)	(437,019)
Gain on sales-type lease	—	—	(10,058)
Unrealized (gain) loss on non-real estate investments	(546)	(239)	150
Change in assets and liabilities:
Tenant and other receivables, net	13,716	(31,470)	(7,621)
Notes receivable, net	—	—	(152)
Accrued rental income, net	(97,609)	(99,539)	(98,075)
Prepaid expenses and other assets	(5,384)	(7,336)	20,099
Right of use assets - operating lease	(750)	(25,640)	—
Lease liabilities - operating leases	(202)	(121)	125
Accounts payable and accrued expenses	(2,395)	41,696	(22,777)
Accrued interest payable	(5,647)	29,910	8,989
Other liabilities	12,826	7,267	(24,120)
Tenant leasing costs	(118,962)	(77,666)	(84,057)
Total adjustments	1,150,313	1,010,096	261,815
Net cash provided by operating activities	1,234,501	1,301,520	1,282,399
Cash flows from investing activities:
Acquisitions of real estate	(35,366)	—	(1,320,273)
Construction in progress	(651,346)	(525,963)	(500,273)
Building and other capital improvements	(189,667)	(171,424)	(177,004)
Tenant improvements	(258,312)	(310,925)	(218,685)
Proceeds from sales of real estate	602	517	834,770
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	6,086	(13,155)	—
Proceeds from assignment fee	—	—	6,624
Capital contributions to unconsolidated joint ventures	(132,096)	(192,650)	(277,581)
Capital distributions from unconsolidated joint ventures	28,325	32,787	37,122
Investment in non-real estate investments	(2,500)	(2,187)	(2,404)
Issuance of note receivables (including related party)	(3,258)	(12,177)	—

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2024	2023	2022
Proceeds from notes receivable	—	—	10,000
Investments in securities, net	136	1,496	4,902
Net cash used in investing activities	(1,237,396)	(1,193,681)	(1,602,802)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	600,000	—
Repayments of mortgage notes payable	(4,780)	—	—
Proceeds from unsecured senior notes	849,671	747,727	749,557
Repayment / redemption of unsecured senior notes	(700,000)	(500,000)	—
Borrowings on unsecured line of credit	—	—	985,000
Repayments of unsecured line of credit	—	—	(1,130,000)
Borrowings on unsecured term loans	—	1,200,000	730,000
Payments on finance lease obligations	(12,547)	—	—
Repayment of unsecured term loans	(500,000)	(730,000)	—
Borrowings on commercial paper program	5,363,333	—	—
Repayments on commercial paper program	(4,863,333)	—	—
Deferred financing costs	(12,235)	(19,416)	(8,460)
Net activity from equity transactions	(1,731)	367	(352)
Dividends and distributions	(689,870)	(687,809)	(685,019)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	374,720	227,022	849
Distributions to noncontrolling interests in property partnerships	(77,704)	(69,975)	(85,518)
Net cash provided by (used in) financing activities	(274,476)	767,916	556,057
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(277,371)	875,755	235,654
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$1,335,196	$1,612,567	$736,812

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333	$452,692
Cash held in escrows, beginning of period	81,090	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812	$501,158

Cash and cash equivalents, end of period	$1,254,882	$1,531,477	$690,333
Cash held in escrows, end of period	80,314	81,090	46,479
Cash and cash equivalents and cash held in escrows, end of period	$1,335,196	$1,612,567	$736,812

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$676,067	$553,989	$449,903
Interest capitalized	$41,976	$42,633	$52,130

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(112,074)	$(135,093)	$(119,534)
Change in real estate included in accounts payable and accrued expenses	$(50,891)	$3,668	$97,586
Right of use assets obtained in exchange for lease liabilities - operating lease	$30,631	$141,179	$—
Right of use assets obtained in exchange for lease liabilities - finance lease	$—	$163,056	$—

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2024	2023	2022
Lease liability - finance lease reversal for re-assessment event	$(38,491)	$—	$—
Right of use asset - finance lease reversal for re-assessment event	$(28,962)	$—	$—
Non-cash contributions from noncontrolling interests in property partnerships, net	$92,631	$17,519	$—
Capitalized operating lease costs	$30,195	$12,580	$—
Construction in progress from prepaid expenses and other assets	$—	$25,577	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$183,817	$—
Mortgage note payable recorded upon consolidation	$207,093	$300,000	$—
Mortgage note payable converted to unsecured term loan	$100,000	$—	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$(490,720)	$—
Interest rate contracts recorded upon consolidation	$—	$(7,337)	$—
Construction in progress, net deconsolidated	$—	$—	$(11,316)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$—	$11,316
Sales-type lease origination	$—	$—	$13,045
Derecognition of assets in exchange for sales-type lease obligation	$—	$—	$(2,987)
Dividends and distributions declared but not paid	$172,486	$171,176	$170,643
Conversions of noncontrolling interests to stockholders’ equity	$40,564	$3,794	$6,539
Issuance of restricted securities to employees and non-employee directors	$43,360	$48,141	$48,417

The accompanying notes are an integral part of these consolidated financial statements.

Management’s Report on Internal Control over
Financial Reporting
Management of BXP, Inc., the sole general partner of Boston Properties Limited Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting for Boston Properties Limited Partnership. Boston Properties Limited Partnership’s internal control over financial reporting is a process designed under the supervision of the principal executive officer and principal financial officer of BXP, Inc. to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Boston Properties Limited Partnership’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of the end of Boston Properties Limited Partnership’s 2024 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2024 was effective.
Boston Properties Limited Partnership’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of BXP, Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Boston Properties Limited Partnership’s assets that could have a material effect on our financial statements.
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 116, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm

To the Partners of Boston Properties Limited Partnership
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, and the related statements of operations, of comprehensive income, of capital and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessment of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3, and 6 to the consolidated financial statements, the Partnership’s total real estate balance was $20,814.2 million and its investments in unconsolidated joint ventures was $1,060.1 million as of December 31, 2024. During 2024, the Partnership recognized a $13.6 million impairment loss related to a long-lived asset and a $341.3 million other-than-temporary impairment loss related to certain investments in unconsolidated joint ventures. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value of unconsolidated joint ventures is calculated using a discounted cash flow model which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, market interest rates and availability, discount rates, and capitalization rates.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management (a) in identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (b) when developing the fair value estimate of the investment in unconsolidated joint venture with an other- than- temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management's identification of the indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures and (b) management’s assumptions related to future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates (collectively referred to as “the significant fair value assumptions”), and (iii) the audit effort related to management’s development of the fair value estimate of the investment in unconsolidated joint venture with an other-than-temporary impairment involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to (i) the identification of the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (ii) developing the fair value estimate of the unconsolidated investment in joint venture with an other-than-temporary impairment. For the identification of the indicators of impairment, these procedures also included, among others, (i) testing management's process for identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures, (ii) evaluating the reasonableness of the models, (iii) testing the completeness and accuracy of the underlying data used in the models, and (iv) evaluating the reasonableness of management’s indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures. Evaluating the operating performance and anticipated hold periods involved considering the current and past performance of the long-lived assets, the consistency with external market and industry data, and whether the indicators were consistent with evidence obtained in other areas of the audit. Evaluating performance of each investment and market conditions involved considering changes in the performance of the investments and market conditions and evidence obtained in other areas of the audit. For the fair value estimate of the unconsolidated investment in joint venture with an other-than-temporary decline, these procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the investment in unconsolidated joint venture relating to the other-than-temporary impairment, (ii) evaluating the appropriateness of management’s discounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the reasonableness of the significant fair value assumptions used by management by considering industry knowledge and data, historical company data, and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the significant fair value assumptions.
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2024, the Partnership acquired its joint venture partner’s interest in a property for a purchase price of $10.0 million and a property for a gross purchase price of $35.0 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings and improvements, tenant improvements, “above-” and “below-market” leases, leasing costs and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities (including ground leases)) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for the long-lived asset property acquisition, including controls over the assumptions related to discount rate and capitalization rate used to determine the fair value of the assets acquired and liabilities assumed and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements and leasing documents for the acquisition, (ii) testing management’s process for developing the fair value estimates of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow method, (iv) testing the completeness and accuracy of the underlying data used in the method, and, (v) evaluating the reasonableness of the significant assumptions used by management, related to the discount rate, capitalization rate, land value per square foot and future capital requirements by considering industry knowledge and data as well as historical company data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the discount rate and capitalization rate assumptions.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2025
We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,797,430 and $7,054,075 at December 31, 2024 and December 31, 2023, respectively)	$27,504,358	$26,382,944
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2024 and December 31, 2023, respectively)	372,922	401,680
Right of use assets - operating leases (amounts related to VIEs of $140,558 and $158,885 at December 31, 2024 and December 31, 2023, respectively)	334,767	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,628,274) and $(1,501,483) at December 31, 2024 and December 31, 2023, respectively)	(7,397,882)	(6,758,361)
Total real estate	20,814,165	20,350,561
Cash and cash equivalents (amounts related to VIEs of $373,737 and $245,317 at December 31, 2024 and December 31, 2023, respectively)	1,254,882	1,531,477
Cash held in escrows (amounts related to VIEs of $4,979 and $22,160 at December 31, 2024 and December 31, 2023, respectively)	80,314	81,090
Investments in securities	39,706	36,337
Tenant and other receivables, net (amounts related to VIEs of $20,435 and $27,987 at December 31, 2024 and December 31, 2023, respectively)	107,453	122,407
Note receivable, net	4,947	1,714
Related party notes receivables, net	88,779	88,779
Sales-type lease receivable, net	14,657	13,704
Accrued rental income, net (amounts related to VIEs of $435,110 and $401,159 at December 31, 2024 and December 31, 2023, respectively)	1,466,220	1,355,212
Deferred charges, net (amounts related to VIEs of $211,726 and $175,383 at December 31, 2024 and December 31, 2023, respectively)	813,345	760,421
Prepaid expenses and other assets (amounts related to VIEs of $15,036 and $11,824 at December 31, 2024 and December 31, 2023, respectively)	70,839	64,230
Investments in unconsolidated joint ventures	1,093,583	1,377,319
Total assets	$25,848,890	$25,783,251
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,282,027 and $3,277,185 at December 31, 2024 and December 31, 2023, respectively)	$4,276,609	$4,166,379
Unsecured senior notes, net	10,645,077	10,491,617
Unsecured line of credit	—	—
Unsecured term loans, net	798,813	1,198,301
Unsecured commercial paper	500,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,931 and $20,794 at December 31, 2024 and December 31, 2023, respectively)	370,885	417,961
Lease liabilities - operating leases (amounts related to VIEs of $157,691 and $145,826 at December 31, 2024 and December 31, 2023, respectively)	392,686	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $115,808 and $59,667 at December 31, 2024 and December 31, 2023, respectively)	401,874	458,329
Dividends and distributions payable	172,486	171,176
Accrued interest payable	128,098	133,684
Other liabilities (amounts related to VIEs of $126,202 and $115,275 at December 31, 2024 and December 31, 2023, respectively)	450,796	445,947
Total liabilities	18,137,324	17,833,785

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2024	December 31, 2023
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 128,227 and 119,471 units outstanding at redemption value at December 31, 2024 and December 31, 2023, respectively	9,535	8,383
Noncontrolling interests:
Redeemable partnership units— 15,730,882 and 16,508,277 common units and 2,335,229 and 2,065,861 long term incentive units outstanding at redemption value at December 31, 2024 and December 31, 2023, respectively	1,378,573	1,347,575
Capital:
Boston Properties Limited Partnership partners’ capital— 1,762,411 and 1,755,150 general partner units and 156,412,584 and 155,185,716 limited partner units outstanding at December 31, 2024 and December 31, 2023, respectively	4,391,985	4,973,951
Accumulated other comprehensive loss	(2,072)	(21,147)
Total partners’ capital	4,389,913	4,952,804
Noncontrolling interests in property partnerships	1,933,545	1,640,704
Total capital	6,323,458	6,593,508
Total liabilities and capital	$25,848,890	$25,783,251

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit amounts)

	Year ended December 31,
	2024	2023	2022
Revenue
Lease	$3,176,805	$3,054,673	$2,918,368
Parking and other	135,142	112,918	107,225
Hotel	51,224	47,357	39,482
Development and management services	28,060	40,850	28,056
Direct reimbursements of payroll and related costs from management services contracts	16,488	17,771	15,450
Total revenue	3,407,719	3,273,569	3,108,581
Expenses
Operating
Rental	1,286,838	1,183,947	1,108,070
Hotel	35,288	32,225	27,478
General and administrative	159,983	170,158	146,378
Payroll and related costs from management services contracts	16,488	17,771	15,450
Transaction costs	1,597	4,313	2,905
Depreciation and amortization	880,383	823,805	742,293
Total expenses	2,380,577	2,232,219	2,042,574
Other income (expense)
Loss from unconsolidated joint ventures	(343,177)	(239,543)	(59,840)
Gains on sales of real estate	602	517	441,075
Gain on sales-type lease	—	—	10,058
Interest and other income (loss)	60,199	69,964	11,940
Other income - assignment fee	—	—	6,624
Gains (losses) from investments in securities	4,416	5,556	(6,453)
Losses from interest rate contracts	—	(79)	—
Unrealized gain (loss) on non-real estate investments	546	239	(150)
Impairment loss	(13,615)	—	—
Interest expense	(645,117)	(579,572)	(437,139)
Net income	90,996	298,432	1,032,122
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(67,516)	(78,661)	(74,857)
Net income attributable to Boston Properties Limited Partnership	$23,480	$219,771	$957,265
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.13	$1.26	$5.48
Weighted average number of common units outstanding	175,390	174,796	174,360
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.13	$1.25	$5.47
Weighted average number of common and common equivalent units outstanding	175,715	175,134	174,771
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$90,996	$298,432	$1,032,122
Other comprehensive income (loss):
Effective portion of interest rate contracts	9,202	(14,405)	19,396
Amortization of interest rate contracts (1)	12,618	6,703	6,707
Other comprehensive income (loss)	21,820	(7,702)	26,103
Comprehensive income	112,816	290,730	1,058,225
Comprehensive income attributable to noncontrolling interests	(68,092)	(79,237)	(75,433)
Comprehensive income attributable to Boston Properties Limited Partnership	$44,724	$211,493	$982,792
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2021	1,746	154,799	$4,173,290	$(36,662)	$1,556,553	$5,693,181	$2,078,603
Net activity from contributions and unearned compensation	1	30	8,291	—	—	8,291	46,408
Allocated net income for the period	—	—	860,485	—	74,857	935,342	96,780
Distributions	—	—	(614,412)	—	—	(614,412)	(71,714)
Conversion of redeemable partnership units	3	179	6,539	—	—	6,539	(6,539)
Adjustment to reflect redeemable partnership units at redemption value	—	—	865,235	—	—	865,235	(865,235)
Effective portion of interest rate contracts	—	—	—	17,435	—	17,435	1,961
Amortization of interest rate contracts	—	—	—	5,509	576	6,085	622
Contributions from noncontrolling interests in property partnerships	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(85,518)	(85,518)	—
Equity, December 31, 2022	1,750	155,008	5,299,428	(13,718)	1,547,317	6,833,027	1,280,886
Net activity from contributions and unearned compensation	5	75	4,321	—	—	4,321	45,895
Allocated net income for the period	—	—	197,223	—	78,661	275,884	22,548
Distributions	—	—	(615,011)	—	—	(615,011)	(73,331)
Conversion of redeemable partnership units	—	102	3,794	—	—	3,794	(3,794)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(76,220)	—	—	(76,220)	76,220
Effective portion of interest rate contracts	—	—	—	(12,927)	—	(12,927)	(1,478)
Amortization of interest rate contracts	—	—	—	5,498	576	6,074	629
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	160,416	—	84,125	244,541	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(69,975)	(69,975)	—
Equity, December 31, 2023	1,755	155,185	4,973,951	(21,147)	1,640,704	6,593,508	1,347,575

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Net activity from contributions and unearned compensation	5	82	5,657	—	—	5,657	34,815
Allocated net income for the period	—	—	21,080	—	67,516	88,596	2,400
Distributions	—	—	(617,695)	—	—	(617,695)	(73,485)
Conversion of redeemable partnership units	2	1,146	40,564	—	—	40,564	(40,564)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(105,663)	—	—	(105,663)	105,663
Effective portion of interest rate contracts	—	—	—	8,262	—	8,262	940
Amortization of interest rate contracts	—	—	—	10,813	576	11,389	1,229
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	74,091	—	302,453	376,544	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(77,704)	(77,704)	—
Equity, December 31, 2024	1,762	156,413	$4,391,985	$(2,072)	$1,933,545	$6,323,458	$1,378,573

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$90,996	$298,432	$1,032,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	880,383	823,805	742,293
Impairment loss	13,615	—	—
Amortization of right of use assets - operating leases	2,262	1,940	2,427
Amortization of sales type lease	(992)	—	—
Non-cash compensation expense	43,949	51,478	52,026
Loss from unconsolidated joint ventures	343,177	239,543	59,840
Distributions of net cash flow from operations of unconsolidated joint ventures	33,861	24,637	26,827
(Gains) losses from investments in securities	(4,416)	(5,556)	6,453
Allowance for current expected credit losses	78	373	(224)
Non-cash portion of interest expense	37,143	30,523	25,831
Other income - assignment fee	—	—	(6,624)
Gains on sales of real estate	(602)	(517)	(441,075)
Gain on sales-type lease	—	—	(10,058)
Unrealized (gain) loss on non-real estate investments	(546)	(239)	150
Change in assets and liabilities:
Tenant and other receivables, net	13,716	(31,470)	(7,621)
Note receivable, net	—	—	(152)
Accrued rental income, net	(97,609)	(99,539)	(98,075)
Prepaid expenses and other assets	(5,384)	(7,336)	20,099
Right of use assets - operating lease	(750)	(25,640)	—
Lease liabilities - operating leases	(202)	(121)	125
Accounts payable and accrued expenses	(2,395)	41,696	(22,777)
Accrued interest payable	(5,647)	29,910	8,989
Other liabilities	12,826	7,267	(24,120)
Tenant leasing costs	(118,962)	(77,666)	(84,057)
Total adjustments	1,143,505	1,003,088	250,277
Net cash provided by operating activities	1,234,501	1,301,520	1,282,399
Cash flows from investing activities:
Acquisitions of real estate	(35,366)	—	(1,320,273)
Construction in progress	(651,346)	(525,963)	(500,273)
Building and other capital improvements	(189,667)	(171,424)	(177,004)
Tenant improvements	(258,312)	(310,925)	(218,685)
Proceeds from sales of real estate	602	517	834,770
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	6,086	(13,155)	—
Proceeds from assignment fee	—	—	6,624
Capital contributions to unconsolidated joint ventures	(132,096)	(192,650)	(277,581)
Capital distributions from unconsolidated joint ventures	28,325	32,787	37,122
Investment in non-real estate investments	(2,500)	(2,187)	(2,404)
Issuance of note receivables (including related party)	(3,258)	(12,177)	—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2024	2023	2022
Proceeds from notes receivable	—	—	10,000
Investments in securities, net	136	1,496	4,902
Net cash used in investing activities	(1,237,396)	(1,193,681)	(1,602,802)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	600,000	—
Repayments of mortgage notes payable	(4,780)	—	—
Proceeds from unsecured senior notes	849,671	747,727	749,557
Repayment / redemption of unsecured senior notes	(700,000)	(500,000)	—
Borrowings on unsecured line of credit	—	—	985,000
Repayments of unsecured line of credit	—	—	(1,130,000)
Borrowings on unsecured term loan	—	1,200,000	730,000
Payments on finance lease obligations	(12,547)	—	—
Repayment of unsecured term loan	(500,000)	(730,000)	—
Borrowings on commercial paper program	5,363,333	—	—
Repayments on commercial paper program	(4,863,333)	—	—
Deferred financing costs	(12,235)	(19,416)	(8,460)
Net activity from equity transactions	(1,731)	367	(352)
Distributions	(689,870)	(687,809)	(685,019)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	374,720	227,022	849
Distributions to noncontrolling interests in property partnerships	(77,704)	(69,975)	(85,518)
Net cash provided by (used in) financing activities	(274,476)	767,916	556,057
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(277,371)	875,755	235,654
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$1,335,196	$1,612,567	$736,812

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333	$452,692
Cash held in escrows, beginning of period	81,090	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812	$501,158

Cash and cash equivalents, end of period	$1,254,882	$1,531,477	$690,333
Cash held in escrows, end of period	80,314	81,090	46,479
Cash and cash equivalents and cash held in escrows, end of period	$1,335,196	$1,612,567	$736,812

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$676,067	$553,989	$449,903
Interest capitalized	$41,976	$42,633	$52,130

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(112,074)	$(133,844)	$(119,534)
Change in real estate included in accounts payable and accrued expenses	$(50,891)	$3,668	$97,586
Right of use assets obtained in exchange for lease liabilities - operating lease	$30,631	$141,179	$—
Right of use assets obtained in exchange for lease liabilities - finance lease	$—	$163,056	$—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2024	2023	2022
Lease liability - finance lease reversal for re-assessment event	$(38,491)	$—	$—
Right of use asset - finance lease reversal for re-assessment event	$(28,962)	$—	$—
Non-cash contributions from noncontrolling interests in property partnerships, net	$92,631	$17,519	$—
Capitalized operating lease costs	$30,195	$12,580	$—
Construction in progress from prepaid expenses and other assets	$—	$25,577	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$183,817	$—
Mortgage notes payable recorded upon consolidation	$207,093	$300,000	$—
Mortgage note payable converted to unsecured term loan	$100,000	$—	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$(490,720)	$—
Interest rate swaps recorded upon consolidation	$—	$(7,337)	$—
Construction in progress, net deconsolidated	$—	$—	$(11,316)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$—	$11,316
Sales-type lease origination	$—	$—	$13,045
Derecognition of assets in exchange for sales-type lease obligation	$—	$—	$(2,987)
Distributions declared but not paid	$172,486	$171,176	$170,643
Conversions of redeemable partnership units to partners’ capital	$40,564	$3,794	$6,539
Issuance of restricted securities to employees and non-employee directors	$43,360	$48,141	$48,417

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at December 31, 2024, owned an approximate 89.7% (89.4% at December 31, 2023) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and it has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2024 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2021 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2022 - 2024 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2021 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2022 - 2024 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2021 MYLTIP Units), whether vested or not, receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 10, 15 and 17).
Properties
At December 31, 2024, the Company owned or had joint venture interests in a portfolio of 185 commercial real estate properties (the “Properties”) aggregating approximately 53.3 million net rentable square feet of primarily office properties, including seven properties under construction/redevelopment totaling approximately 2.3 million net rentable square feet. At December 31, 2024, the Properties consisted of:
•163 office and life sciences properties (including five properties under construction/redevelopment);
•14 retail properties (including one property under construction);
•seven residential properties (including one property under construction); and
•one hotel.
All references to acres and square feet in the Notes are unaudited.
Basis of Presentation
The accompanying consolidated financial statements are presented using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”). BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving securities of BXP. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified nine entities that are VIEs as of December 31, 2024 and has determined that it is the primary beneficiary for all of these entities as of December 31, 2024.
Consolidated Variable Interest Entities
As of December 31, 2024, BXP has identified nine consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following six in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square (formerly Times Square Tower), 601 Lexington Avenue, Atlantic Wharf Office Building, 100 Federal Street and 300 Binney Street, (ii) 343 Madison Avenue, which is categorized as land held for future development and (iii) 290 Binney Street, which is currently under development.
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
Variable Interest Entities Not Consolidated
As of December 31, 2024, the Company does not have any unconsolidated joint ventures that are classified as VIEs.
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
Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, it is more likely than not, that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates. Any or all of such assumptions could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s hold strategy changes or market conditions otherwise dictate a shorter hold, an impairment loss may be recognized, and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.  At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million during the year ended December 31, 2024 (See Note 3).
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
Capitalized costs include pre-construction costs necessary to the development of the property, development costs (including architectural, engineering and design costs), construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2024, 2023 and 2022 were approximately $42.0 million, $42.6 million and $52.1 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2024, 2023 and 2022 were approximately $17.2 million, $16.1 million and $16.1 million, respectively.
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
Investments in Securities
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2024 and 2023, the Company had maintained approximately $39.4 million and $36.1 million, respectively, in separate accounts, that are not restricted as to their use. The Company recognized gains (losses) of approximately $4.4 million, $5.6 million and $(6.5) million on its investments in the accounts associated with the Company’s deferred compensation plans during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company follows ASC 320, ”Investment–Debt and Equity Securities” (“ASC 320”) which requires that debt and equity securities be classified into one of three categories: held to maturity, trading securities or available for sale. At December 31, 2023, the Company had outstanding three-month United States Treasury Bills with a maturity date of January 30, 2024 that were classified as held to maturity because the Company determined that it had the positive intent and ability to hold to maturity. Because these securities were considered a short-term investment, they are reflected at amortized cost within Cash and Cash Equivalents on the Consolidated Balance Sheets. At December 31, 2023, the amortized cost of these securities was approximately $302.7 million. There were no such securities outstanding at December 31, 2024.
Non-Real Estate Investments
The Company measures its investments in non-real estate investments, which are primarily environmentally focused investment funds, at the readily determinable fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company’s investment in non-real estate investments is shown within Prepaid and Other Assets in the Consolidated Balance Sheets and was approximately $7.1 million and $4.6 million at December 31, 2024 and 2023, respectively. The Company recognized a net unrealized gain (loss) of approximately $0.5 million, $0.2 million and $(0.2) million for the years ended December 31, 2024, 2023 and 2022, respectively, due to the observable changes in fair value.
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Notes Receivables
The Company accounts for notes receivables at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized using the effective interest method over the term of the note as interest income.
Deferred Charges
Deferred charges include leasing costs and certain financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Unamortized leasing costs are charged to expense upon the early termination of the lease. Fully amortized deferred leasing costs are removed from the books upon the expiration of the lease. Financing fees included in deferred charges consist of external fees and costs incurred to obtain the Company’s revolving facility and commercial paper and if applicable, unsecured term loans and construction financing arrangements where there are not sufficient amounts outstanding to report the fees net of the debt liability. Such financing costs have been deferred and are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred financing costs are removed from the books upon the maturity of the debt.
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
The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, debt interest rates and availability, discount rates and capitalization rates that could differ materially from actual results in future periods. During the years ended December 31, 2024, 2023 and 2022, the Company recognized an other-than-temporary impairment loss on its investments in three, four and one joint ventures, respectively, totaling approximately $341.3 million, $272.6 million and $50.7 million, respectively. For a description of the other-than-temporary impairment loss for the year ended December 31, 2024, see Note 6.
To the extent that the Company contributed assets to a joint venture, the Company’s investment in the joint venture was recorded at the Company’s fair value basis in the assets that were contributed to the joint venture. To the extent that the Company’s fair value basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of ASC 610-20 “Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC 610-20”), the Company will recognize a full gain on both the retained and sold portions of real estate contributed or sold to a joint venture by recognizing its new equity method investment interest at fair value.
The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 6.
Revenue Recognition
In general, the Company commences lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. Therefore, the Company recognizes non-cash revenue each reporting period (i.e., the sum of all contractual lease/rental payments due over the term of the lease divided by the number of years in the term). The impact of the straight-line rent adjustment increased revenue by approximately $105.6 million, $99.1 million and $108.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, as the lease/rental revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
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
The Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. Acquired “above-” and “below-market” lease values have been reflected within Prepaid Expenses and Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $5.5 million, $19.2 million and $9.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2025	$2,328	$9,982
2026	1,236	8,862
2027	928	5,648
2028	781	2,419
2029	729	914
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
Revenue from the Company’s View Boston observatory at The Prudential Center (which is included within Parking and Other Revenue on the Consolidated Statement of Operations) is derived from ticket, special event, food and beverage and merchandise sales. The revenue is recognized when the ticket is used by the purchaser or the special event occurs and when the food and beverage and merchandise are sold.
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
Lessor
Operating Leases
The Company leases primarily office, life sciences, retail and residential space to tenants. These leases may contain extension and termination options that are predominately at the sole discretion of the tenant, provided certain conditions are satisfied. In a few instances, the leases also provide the tenants with options to purchase the underlying asset, which would be exercisable at fair market value. Also, certain of the Company’s retail leases include rental payments that are based on a percentage of the tenant sales in excess of contractual amounts.
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
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income available, as adjusted for undistributed earnings (if any) of certain securities issued by BPLP, by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under stock-based compensation plans, including upon the exercise of stock options, and securities of BPLP that are exchangeable for Common Stock.

Earnings Per Common Unit
Basic earnings per common unit is computed by dividing net income available, as adjusted for undistributed earnings (if any) of certain securities issued by BPLP, by the weighted average number of common units outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable in connection with awards under BXP’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units of BPLP.
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for December 31, 2024 and December 31, 2023, the financial instruments that are being valued for disclosure purposes, as well as the Level at which they are categorized as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
3-Month United States treasury bills	Level 1
Unsecured commercial paper	Level 1
Investment in securities (1)	Level 1
Unsecured senior notes (2)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loan	Level 3
_______________
(1)See “Investments in Securities” policy above, in this Note 2, for information on its fair values.
(2)If trading volume for the period is low, the valuation could be categorized as Level 2.
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
At December 31, 2023, the Company had outstanding three-month United States Treasury Bills with a maturity date of January 30, 2024, that were classified as held to maturity because the Company determined that it had the positive intent and ability to hold to maturity. Because these securities are considered short-term investments, they are reflected at amortized cost within Cash and Cash Equivalents on the Consolidated Balance Sheets. At December 31, 2023, the amortized cost of these securities were approximately $302.7 million.
At December 31, 2024, the Company had $500.0 million outstanding under its unsecured commercial paper program (See Note 7). Due to their short-term maturity and stated interest rates at approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at December 31, 2024.
The Company’s investment in non-real estate investments is shown within Prepaid and Other Assets on the Consolidated Balance Sheets and was approximately $7.1 million and $4.6 million at December 31, 2024 and 2023, respectively. The non-real estate investments utilize net asset value as a practical expedient.
Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3-Month United States Treasury Bills (1)	$—	$—	$302,746	$302,746

Related party note receivable, net	$88,779	$89,213	$88,779	$90,593
Note receivable, net	4,947	6,187	1,714	1,677
Sales-type lease receivable, net	14,657	13,632	13,704	13,338
Total	$108,383	$109,032	$104,197	$105,608

Mortgage notes payable, net	$4,276,609	$3,808,095	$4,166,379	$3,705,513
Unsecured senior notes, net	10,645,077	10,005,606	10,491,617	9,697,393
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	798,813	799,580	1,198,301	1,196,945
Unsecured commercial paper	500,000	500,000	—	—
Total	$16,220,499	$15,113,281	$15,856,297	$14,599,851
_______________
(1) Per the guidance in ASC 326, the Company concluded that the risk of nonpayment is nonexistent because the U.S. Government has a long history with no credit losses and therefore, no credit loss allowance was recorded.
Recurring Fair Value
In addition to the financial instruments noted above, the Company uses interest rate swap agreements to manage its interest rate risk (See Note 8). The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of the Company’s interest rate swap agreements is shown within Prepaid and Other Assets or Other Liabilities on the Consolidated Balance Sheets.
The following table presents the aggregate fair value of the Company’s interest rate swaps as of December 31, 2024 and December 31, 2023 (in thousands):

Fair value	December 31, 2024	December 31, 2023
Interest rate swaps	$5,252	$1,976
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

During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting and as such any change in market value will be recognized in the Consolidated Statement of Operations. The Company recognized a loss from interest rate contracts of approximately $79,000 for the year ended December 31, 2023 due to the observable changes in fair value of these derivatives. The Company did not recognize any losses during the year ended December 31, 2024.
Stock-Based Employee Compensation Plans
At December 31, 2024, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include such items as depreciation and allowances for doubtful accounts. Actual results could differ from those estimates.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2024			2023			2022
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$3.22		88.29%	$3.04		72.98%	$3.42		86.60%
Capital gain income	0.03		0.79%	1.12		27.02%	0.53		13.40%
Return of capital	0.40		10.92%	—		—%	—		—%
Total	$3.65	(1)	100.00%	$4.16	(2)	100.00%	$3.95	(3)	100.00%
 _____________
(1)The fourth quarter 2024 regular quarterly dividend was $0.98 per common share, all of which were allocable to 2025.
(2)The fourth quarter 2023 regular quarterly dividend was $0.98 per common share, of which approximately $0.27 per common share was allocated to 2023 and approximately $0.71 per common share was allocated to 2024.
(3)The fourth quarter 2022 regular quarterly dividend was $0.98 per common share, of which approximately $0.03 per common share was allocated to 2022 and approximately $0.95 per common share was allocated to 2023.

Income Taxes
BXP has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). BXP’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BXP’s consolidated taxable REIT subsidiaries. BXP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BXP has no uncertain tax positions recognized as of December 31, 2024 and 2023. At December 31, 2024, BXP’s tax returns for 2021 and subsequent years remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, if applicable, BXP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.
Certain entities included in BXP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
BPLP
Income Taxes
The partners are required to report their respective share of BPLP’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BPLP’s consolidated taxable REIT subsidiaries. BPLP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BPLP has no uncertain tax positions recognized as of December 31, 2024 and 2023. At December 31, 2024, BPLP’s tax returns for 2021 and subsequent years remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, if applicable, BPLP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.
Certain entities included in BPLP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
Adopted New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this accounting standard on January 1, 2024. While the adoption has no impact on the Company’s Consolidated Financial Statements, it has resulted in incremental disclosures within the Notes to the Company’s Consolidated Financial Statements (See Note 12).

In August 2023, the FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60)” (“ASU 2023-05”). ASU 2023-05 is intended to (1) address accounting for contributions made to a joint venture upon formation and (2) reduce diversity in practice. This ASU will apply to joint ventures that meet the definition of a corporate joint venture under GAAP, thus limiting its scope to joint ventures not controlled and therefore not consolidated by any joint venture investor. This accounting standard is effective for joint ventures with a formation date on or after January 1, 2025. The Company adopted this ASU on January 1, 2025.
Newly Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)” (“ASU 2024-03”): ASU 2024-03 will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact that ASU 2024-03 may have on the Company’s Consolidated Financial Statements and footnotes.
3. Real Estate
BXP
Real estate consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Land	$5,318,724	$5,251,224
Right of use assets - finance leases (1)	372,922	401,680
Right of use assets - operating leases (1)	334,767	324,298
Land held for future development (2)	714,050	697,061
Buildings and improvements	17,149,702	16,607,756
Tenant improvements	3,866,371	3,592,172
Furniture, fixtures and equipment	57,136	53,716
Construction in progress	764,640	547,280
Total	28,578,312	27,475,187
Less: Accumulated depreciation	(7,528,057)	(6,881,728)
	$21,050,255	$20,593,459
_______________
(1)See Note 4.
(2)Includes pre-development costs.

BPLP
Real estate consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Land	$5,224,015	$5,156,515
Right of use assets - finance leases (1)	372,922	401,680
Right of use assets - operating leases (1)	334,767	324,298
Land held for future development (2)	714,050	697,061
Buildings and improvements	16,878,146	16,336,200
Tenant improvements	3,866,371	3,592,172
Furniture, fixtures and equipment	57,136	53,716
Construction in progress	764,640	547,280
Total	28,212,047	27,108,922
Less: Accumulated depreciation	(7,397,882)	(6,758,361)
	$20,814,165	$20,350,561
_______________
(1)See Note 4.
(2)Includes pre-development costs.
Acquisitions
On January 8, 2024, the Company completed the acquisition of its joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC. At acquisition, the total net equity acquired was $20.0 million, which includes $10.0 million in cash that the Company paid for the joint venture partner's 50% economic ownership interest in the joint venture. The property is subject to existing mortgage indebtedness of approximately $207.1 million (See Note 7). The acquisition resulted in the Company recording a gain upon consolidation of approximately $21.8 million, which is the difference between the fair value of the previously held equity method investment immediately prior to the consolidation of $10.0 million, less the Company’s costs basis of approximately $(11.8) million. The gain on consolidation is included within loss from unconsolidated joint ventures in the Consolidated Statement of Operations.
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
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles, and the acquired above- and below-market lease intangibles for 901 New York Avenue as of the acquisition date for each of the five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2025	$9,030	$454	$257
2026	6,494	238	257
2027	6,265	201	257
2028	6,069	186	257
2029	6,076	186	251
The following table summarizes the weighted-average useful life of the acquired in-place lease intangibles and the acquired above- and below-market lease intangibles for 901 New York Avenue as of the acquisition date (in years):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
Weighted-average useful life	6.7	4.0	9.8
901 New York Avenue contributed approximately $33.2 million of revenue and $9.4 million of net loss to the Company for the period from January 8, 2024 through December 31, 2024. 901 New York Avenue is an office property consisting of approximately 508,000 net rentable square feet.
On December 27, 2024, the Company completed the acquisition of 725 12th Street, an approximately 300,000 net rentable square foot, 12-story office property located in Washington, DC, for a purchase price, excluding transaction costs, of $34.0 million. The acquisition was completed with available cash. Following the acquisition, the Company commenced redevelopment of the property and therefore did not contribute any income to the Company for the period from December 27, 2024 to December 31, 2024. When completed, 725 12th Street is expected to total approximately 320,000 net rentable square feet of office and retail space.
The following table summarizes the allocation of the purchase price, including transactions costs, of 725 12th Street (in thousands):

Land and site improvements	$26,997
Building and improvements	8,369
Net assets acquired	$35,366
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
On October 31, 2024, the Company completed and fully placed in-service 300 Binney Street, a laboratory/life sciences redevelopment project with approximately 240,000 net rentable square feet located in Cambridge, Massachusetts.

Pending Disposition and Impairment
At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million during the year ended December 31, 2024. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820 and the terms of a pending offer from a third-party.
On May 7, 2024, the Company entered into an agreement with the third-party developer for the sale of 2 Choke Cherry Road, 2094 Gaither Road and the land parcel, located in Rockville, Maryland, for an aggregate gross sale price of approximately $24.8 million. On July 22, 2024, the Company executed an amendment to the agreement for an aggregate gross sale price of approximately $24.7 million. 2 Choke Cherry Road and 2094 Gaither Road are two vacant office properties aggregating approximately 143,000 net rentable square feet that were taken out of service and held for redevelopment. The disposition is subject to satisfaction of certain closing conditions and there can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
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
Lessee
The following table provides lease cost information for the Company’s operating and finance leases for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
Lease costs	2024	2023	2022
Operating lease costs (1)	$14,583	$14,451	$12,700
Finance lease costs
Amortization of right of use asset (2)	$3,093	$2,821	$697
Interest on lease liabilities (3)	$13,374	$13,747	$3,236
_______________
(1)One of the operating leases relates to an asset that was in predevelopment for the year ended December 31, 2024 and a portion of the year ended December 31, 2023. As such, the operating lease costs were capitalized. For the year 2022, there were no operating leases related to assets under development.
(2)The finance leases relate to either land, buildings or assets that are/were in development. For land leases classified as finance leases because of a purchase option that the Company views as an economic incentive, the Company follows its existing policy and does not depreciate land because it is assumed to have an indefinite life. For all other finance leases, the Company would amortize the right of use asset over the shorter of the useful life of the asset or the lease term. If the finance lease relates to a property under development, the amortization of the right of use asset may be eligible for capitalization. For assets under development, depreciation may commence once the asset is placed in-service and depreciation would be recognized in accordance with the Company’s policy.
(3)One of the finance leases relates to an asset under development for all or a portion of the years ended December 31, 2023 and December 31, 2022. As such, a portion of the interest amount was capitalized. For the year ended December 31, 2024, there were no finance leases related to assets under development.

The following table provides other quantitative information for the Company’s operating and finance leases as of December 31, 2024 and December 31, 2023:

Other information	December 31, 2024	December 31, 2023
Operating Leases (1)
Number of cancelable leases	1	1
Number of non-cancelable leases	5	4
Longest lease expiration date	7/1/2125	7/1/2125
Weighted-average remaining lease term (in years)	72	70
Weighted-average discount rate	6.5%	6.6%
Finance Leases
Number of cancelable leases	—	—
Number of non-cancelable leases	5	5
Longest lease expiration date	11/1/2094	11/1/2094
Weighted-average remaining lease term (in years)	61	60
Weighted-average discount rate	6.2%	6.1%
______________
(1)The Company has ground leases that are subject to variable payments and extension options. None of the leases contain residual value guarantees.
The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2024 (in thousands):

	Operating	Finance
2025	$40,451	$30,801
2026	34,155	33,280
2027	10,635	32,768
2028 (1)	40,462	118,252
2029	21,710	10,793
Thereafter	3,527,328	1,331,413
Total lease payments	3,674,741	1,557,307
Less:
Interest portion	3,282,055	1,186,422
Present value of lease payments	$392,686	$370,885
_______________
(1)Operating lease payments in 2028 includes an approximately $25.1 million final rental payment related to a ground lease the Company is reasonably certain it will commence construction on in 2028. Finance lease payments in 2028 include approximately $105.3 million related to a purchase option that the Company was reasonably certain it would exercise upon execution of the ground leases. There can be no assurance that the Company will ultimately commence construction on the ground lease site or exercise its ground lease purchase option on the schedule currently contemplated or at all.

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
On March 28, 2024, the Company entered into a 90-year air rights lease with the Massachusetts Department of Transportation for an approximately 61,000 square foot site at the parking garage located at 100 Clarendon Street and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The lease requires annual base rental payments of $250,000 until the commencement of construction, as defined in the lease. If the Company commences construction of a project on the site on or before August 1, 2028, then a final fixed rental payment is due in accordance with the lease at that time. After August 1, 2028, if the Company commences construction of a project on the site, then a final rental payment based on the then current fair market value will be due at that time. In addition, the lease requires annual payments of $500,000 through 2033 to fund maintenance and improvements to the Station. The Company has assumed that it will begin construction on the site on or before August 1, 2028. The incremental borrowing rate for this lease is 6.57% per annum. The net present value of the ground lease payments is approximately $23.2 million. The Company classifies this lease as an operating lease. As a result, the Company recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $23.9 million and $23.2 million, respectively, on its Consolidated Balance Sheets at March 31, 2024. The ground lease had operating lease costs of approximately $0.3 million for the period from March 28, 2024 through December 31, 2024. There can be no assurance that the Company will commence construction on the ground lease site on the terms and schedule currently contemplated or at all.
The Company has a ground lease for the land underlying its residential property, The Skylyne, in Oakland, California. The Skylyne is a residential property consisting of 402 residential units and supporting retail space totaling approximately 331,000 net rentable square feet. The ground lease has approximately 92 years remaining (including extension options) and provides the Company with the right to purchase the land subject to certain conditions. When the lease was executed in 2017, the purchase option was considered a bargain purchase option and, as a result, the Company classified it as a finance lease and the Company assumed the lessor would exercise its right to require the Company to purchase the land in May 2024 for approximately $38.7 million. In May 2024 and as of the date of this report, the lessor has not exercised this option and the Company reassessed the accounting for the ground lease and determined that the purchase option continues to be considered a bargain purchase option and the ground lease will continue to be accounted for as a finance lease. The lease requires monthly base rental payments of a nominal amount until the purchase occurs, which the Company now estimates will be in 2030. As a result of the reassessment, the lease liability was remeasured and reduced to approximately $0.1 million. In conjunction with the reduction in the lease liability, the right of use asset was reduced to $0 and the difference between the lease liability and right of use asset, before the remeasurement, of approximately $9.5 million was recorded as a decrease to interest expense for the year ended December 31, 2024. There can be no assurance that the Company will ultimately exercise its ground lease purchase option on the schedule currently contemplated or at all.

Lessor
Operating Leases
The following table summarizes the components of lease revenue recognized during the years ended December 31, 2024, 2023 and 2022 included within the Company's Consolidated Statements of Operations (in thousands):

	Year ended December 31,
Lease Revenue	2024	2023	2022
Fixed contractual payments	$2,605,272	$2,503,106	$2,426,007
Variable lease payments	570,541	550,641	492,361
Sales-type lease	992	926	—
	$3,176,805	$3,054,673	$2,918,368
The future contractual lease payments to be received (excluding operating expense reimbursements and percentage rent) by the Company as of December 31, 2024, under non-cancelable operating leases which expire on various dates through 2049 (in thousands):

Years Ending December 31,
2025	$2,497,727
2026	2,508,910
2027	2,510,236
2028	2,396,893
2029	2,251,345
Thereafter	13,249,374
No single tenant represented more than 10.0% of the Company’s total lease revenue for any of the years ended December 31, 2024, 2023 and 2022.
Sales-type Lease
For the years ended December 31, 2024, 2023 and 2022, the Company had one non-cancelable ground lease obligation, as lessor, that is classified as a sales-type lease with an expiration date in 2119. The Company recognized approximately $1.0 million and $0.9 million of interest income that is recorded in lease revenue on its Consolidated Statement of Operations for the year ended December 31, 2024 and 2023, respectively. The Company did not recognize any interest income during the year ended December 31, 2022.

The following table provides the future contractual payments to be received as of December 31, 2024 (in thousands):

December 31, 2024
2025	$124
2026	321
2027	754
2028	775
2029	793
Thereafter	266,745
Total lease payments to be received	269,512
Less:
Interest portion	254,589
Sales-type lease receivable	14,923
Unguaranteed residual asset	19
Current expected credit loss adjustment	(285)
Sales-type lease receivable, net	$14,657
The following table provides the future contractual payments to be received as of December 31, 2023 (in thousands):

December 31, 2023
2024	$31
2025	124
2026	372
2027	756
2028	775
Thereafter	267,474
Total lease payments to be received	269,532
Less:
Interest portion	255,579
Sales-type lease receivable	13,953
Unguaranteed residual asset	18
Current expected credit loss adjustment	(267)
Sales-type lease receivable, net	$13,704
5. Deferred Charges
Deferred charges consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Leasing costs, including lease related intangibles	$1,261,035	$1,168,940
Financing costs	21,797	20,600
	1,282,832	1,189,540
Less: Accumulated amortization	(469,487)	(429,119)
	$813,345	$760,421

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2025	$49,875
2026	32,782
2027	26,204
2028	16,301
2029	8,939
6. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2024 and December 31, 2023:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2024	December 31, 2023
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(11,924)	$(5,996)
901 New York, LLC	901 New York Avenue	25.00%	(2)	—	(11,764)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	29,775	30,375
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(11,696)	(10,253)
501 K Street LLC	1001 6th Street	50.00%		45,903	44,774
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		42,310	45,201
Residential Tower Developer LLC	Hub50House	50.00%		42,493	40,235
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		14,271	13,494
Office Tower Developer LLC	100 Causeway Street	50.00%		55,810	57,660
1265 Main Office JV LLC	1265 Main Street	50.00%		3,476	3,585
BNY Tower Holdings LLC	Dock 72	50.00%	(4)	(9,889)	(11,890)
CA-Colorado Center, LLC	Colorado Center	50.00%		65,000	237,815
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		48,423	50,064
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		112,771	115,103
Platform 16 Holdings LP	Platform 16	55.00%		56,265	45,564
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		272,000	376,834
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,051	27,034
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(5)	—	44,734
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(6)	74,592	42,988
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,844	15,184
751 Gateway Holdings LLC	751 Gateway	49.00%		99,701	93,411
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		70,673	75,718
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		18,225	17,546
				$1,060,074	$1,337,416
 _______________
(1)Investments with deficit balances aggregating approximately $33.5 million and $39.9 million at December 31, 2024 and December 31, 2023, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)At December 31, 2023, the Company’s economic ownership was approximately 50%. On January 8, 2024, the Company completed the acquisition of its joint venture partner’s 50% economic ownership interest for a gross purchase price of

$10.0 million, as described in Note 3 and this Note 6. Since then, the Company accounts for its assets, liabilities and operations on a consolidated basis.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,748,198	$5,811,763
Other assets (2)	703,096	682,291
Total assets	$6,451,294	$6,494,054
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,206,723	$3,351,873
Other liabilities (3)	292,125	361,357
Members’/Partners’ equity	2,952,446	2,780,824
Total liabilities and members’/partners’ equity	$6,451,294	$6,494,054
Company’s share of equity	$1,344,543	$1,278,483
Basis differentials (4)	(284,469)	58,933
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$1,060,074	$1,337,416
_______________
(1)At December 31, 2024 and December 31, 2023, this amount included right of use assets - operating leases totaling approximately $19.0 million and $20.1 million, respectively.
(2)At December 31, 2024 and December 31, 2023, this amount included sales-type lease receivable, net totaling approximately $14.1 million and $13.9 million, respectively.
(3)At December 31, 2024 and December 31, 2023, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
(4)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. During the year ended December 31, 2024, the Company recognized an other-than-temporary impairment loss on its investment in Colorado Center, Gateway Commons and Safeco Plaza of approximately $168.4 million, $126.1 million, and $46.8 million, respectively. During the year ended December 31, 2023, the Company recognized an other-than-temporary loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The Company’s basis differences include:

	December 31, 2024	December 31, 2023
Property	(in thousands)
Colorado Center	$127,632	$298,906
200 Fifth Avenue	49,656	58,308
Gateway Commons	(74,500)	48,971
Safeco Plaza	(75,576)	(29,678)
Dock 72	(92,054)	(95,521)
360 Park Avenue South	(113,265)	(116,534)
Platform 16	(142,698)	(143,052)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities. An additional $36.3 million and $37.5 million of other basis differentials are not included above at December 31, 2024 and December 31, 2023, respectively.
(5)Investments with deficit balances aggregating approximately $33.5 million and $39.9 million at December 31, 2024 and December 31, 2023, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Total revenue (1)	$507,678	$612,589	$512,078
Expenses
Operating	204,625	239,947	198,632
Transaction costs	456	301	837
Depreciation and amortization	160,756	197,228	181,041
Total expenses	365,837	437,476	380,510
Other income (expense)
Loss from early extinguishment of debt	—	(3)	(1,327)
Interest expense	(176,994)	(227,537)	(154,065)
Unrealized gain (loss) on derivative instruments	5,570	(6,582)	1,681
Gain on sales-type lease	—	2,737	—
Net loss	$(29,583)	$(56,272)	$(22,143)

Company’s share of net loss	$(10,912)	$(19,599)	$(2,551)
Gain on investment (2)	—	35,756	—
Gain on sale / consolidation (3)	21,696	28,412	—
Impairment losses on investments (4)	(341,338)	(272,603)	(50,705)
Basis differential (5)	(12,623)	(11,509)	(6,584)
Loss from unconsolidated joint ventures	$(343,177)	$(239,543)	$(59,840)
_______________
(1)Includes straight-line rent adjustments of approximately $13.7 million, $28.7 million and $62.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)During the year ended December 31, 2023, the Company completed a restructuring of its ownership in Metropolitan Square.
(3)During the year ended December 31, 2024, the Company acquired its joint venture partner’s 50% economic interest in 901 New York Avenue. During the year ended December 31, 2023, the Company acquired its joint venture partner’s 45% ownership interest in Santa Monica Business Park.
(4)During the year ended December 31, 2024, the Company recognized an other-than-temporary impairment loss on its investments in Colorado Center, Gateway Commons and Safeco Plaza of approximately $168.4 million, $126.1 million, and $46.8 million, respectively. During the year ended December 31, 2023, the Company recognized an other-than-temporary impairment loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza

of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively. During the year ended December 31, 2022, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture that owns Dock 72 in Brooklyn, New York totaling approximately $50.7 million.
(5)Includes depreciation and amortization of approximately $15.4 million, $16.6 million and $7.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Includes unrealized gain (loss) on derivative instruments of approximately $1.5 million, $(1.8) million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Includes straight-line rent adjustments of approximately $1.3 million, $1.5 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Also includes net above-/below-market rent adjustments of approximately $0.8 million, $0.8 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
On January 2, 2024, a joint venture in which the Company has a 50% ownership interest partially placed in-service 651 Gateway, an approximately 327,000 net rentable square foot laboratory/life sciences project in South San Francisco, California (See Note 17).
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
On February 6, 2024, a joint venture in which the Company has a 25% ownership interest extended the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding principal balance totaling $80.0 million and was scheduled to mature on February 9, 2024. The extended loan was scheduled to mature on May 9, 2024. On May 8, 2024, the loan was extended 30 days and on June 7, 2024, the loan was extended an additional 60 days. The extended loan continued to bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and matured on August 7, 2024. As of December 31, 2024, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest of approximately $119.6 million. The joint venture is negotiating a new third-party loan, however, there can be no assurance that the joint venture will enter into a new third-party loan on the terms and schedule currently contemplated or at all. The Company is the lender of the loan, and the loan and accrued interest are reflected as Related Party Note Receivables, Net and Tenant and Other Receivables, Net, respectively, on the Company’s Consolidated Balance Sheets. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On February 9, 2024, a joint venture in which the Company has a 50% ownership interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. The construction loan had a total commitment amount of approximately $252.6 million. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and matures on April 26, 2025. At the time of the extension, the loan had an outstanding balance totaling approximately $251.6 million and was scheduled to mature on April 26, 2024. 7750 Wisconsin Avenue is an office property with approximately 736,000 net rentable square feet located in Bethesda, Maryland.
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
On August 7, 2024, a joint venture in which the Company has a 71.11% ownership interest partially placed in-service 360 Park Avenue South, a 20-story, office building with ground floor retail located in New York City, New York, aggregating approximately 450,000 net rentable square feet. On December 13, 2024, the joint venture extended the maturity date of its mortgage loan by three years. At the time of the extension, the loan had an outstanding balance totaling approximately $220.0 million, bore interest at Adjusted Term SOFR plus 2.40% per annum, and was scheduled to mature on December 14, 2024. Following the extension, the loan will bear interest at Term SOFR plus 2.50% per annum, and is scheduled to mature on December 13, 2027.

On December 13, 2024, a joint venture in which the Company has a 20% ownership interest fully placed in-service Skymark, a luxury residential property located in Reston, Virginia, that consists of 508 residential units aggregating approximately 417,000 net rentable square feet across a five-story, low-rise building and a 39-story tower.
Impairments
The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances indicate that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. During the year ended December 31, 2024, the Company conducted and reviewed, along with its joint venture partners, the 2025 business plans for each of its ventures. During this year end review, the Company evaluated key indicators related to certain investments in unconsolidated joint ventures, including changes in cash flows, declining market conditions and leasing activities, continued actual and projected operating deficits and receipts and considerations of third-party joint venture property appraisals. Such evaluation of key impairment indicators resulted in the Company determining that the decline in value, for certain joint venture properties, was other-than-temporary and therefore the Company recorded impairment charges during the year ended December 31, 2024. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment. The table below states the amount of each impairment as well as the inputs used in the calculation (dollars in thousands).

Property	Impairment Amount	Exit Capitalization Rate	Discount Rate
Colorado Center	$168,391	7.5%	10.0%
Gateway Commons	126,163	7.0%	9.0%
Safeco Plaza	46,784	7.0%	8.0%
Total	$341,338
Colorado Center consists of six office buildings aggregating approximately 1.1 million net rentable square feet located in Santa Monica, California. Gateway Commons is an office park consisting of five buildings aggregating approximately 785,500 net rentable square feet located in South San Francisco, California. Safeco Plaza is an office tower with approximately 763,000 net rentable square feet located in Seattle, Washington.
7. Debt
Mortgage Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $4.3 billion and $4.2 billion as of December 31, 2024 and 2023, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through January 9, 2032.
Including the effects of interest rate swaps, there were no variable rate mortgage loans at December 31, 2024 and 2023 (See Note 8). Therefore, fixed rate mortgage notes payable totaled approximately $4.3 billion and $4.2 billion at December 31, 2024 and 2023, respectively, with contractual interest rates ranging from 2.79% to 6.04% per annum at December 31, 2024 and December 31, 2023 (with a weighted-average interest rate of 3.68% and 3.70% at December 31, 2024 and 2023, respectively).

Contractual aggregate principal payments of mortgage notes payable at December 31, 2024 are as follows (in thousands):

Principal Payments
2025	$4,250
2026	4,357
2027	2,304,580
2028	804,815
2029	184,311
Thereafter	1,000,000
Total aggregate principal payments	4,302,313
Less:
Deferred financing costs, net	24,559
Fair value debt adjustment	1,145
Total carrying value of mortgage notes payable, net	$4,276,609
On January 8, 2024, the Company acquired its joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC (See Note 3). The property is subject to existing mortgage indebtedness. At acquisition, the mortgage loan had an outstanding principal balance of approximately $207.1 million, bore interest at 3.61% per annum and was scheduled to mature on January 5, 2025. The mortgage loan was recorded at a fair value of approximately $198.7 million. On January 11, 2024, the Company modified the mortgage loan to provide for two extension options totaling five years of additional term, each subject to certain conditions. On December 20, 2024, the Company exercised the first extension option to extend the maturity date to January 5, 2029. At the time of the extension, the outstanding principal balance was $202.3 million. The extended loan will bear interest at 5.00% per annum beginning January 5, 2025. The loan has a one-year extension option remaining, subject to certain conditions.
On October 8, 2024, the Company modified the mortgage loan collateralized by its Santa Monica Business Park properties located in Santa Monica, California. The mortgage loan had an outstanding principal balance of $200.0 million, bore interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum and was scheduled to mature on July 19, 2025. The modified loan is scheduled to mature on October 8, 2028 and continues to bear interest at a variable rate equal to Daily Simple SOFR plus 1.38% per annum until July 19, 2025. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR plus 1.60% per annum through the maturity date. The entire principal is subject to interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of approximately 2.675% per annum through April 1, 2025 (See Note 8). The mortgage loan requires monthly interest-only payments during the term of the loan, with the entire principal due at maturity. Santa Monica Business Park is an office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet.

Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2024 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
7 Year Unsecured Senior Notes (3)	3.200%	3.350%	$850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
10 Year Unsecured Senior Notes	5.750%	5.842%	850,000	January 15, 2035
Total principal			10,700,000
Less:
Net unamortized discount			10,885
Deferred financing costs, net			44,038
Total			$10,645,077
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
(3)See Note 17.
On February 1, 2024, BPLP repaid $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash. The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2024, BPLP was in compliance with each of these financial restrictions and requirements.
Unsecured Credit Facility
BPLP’s unsecured revolving credit facility (the “2021 Credit Facility”) provides for borrowings of up to $2.0 billion, as described below in this Note 7, through BPLP’s revolving facility, subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP had the option to increase the original total commitment of $1.5 billion by up to an additional $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (the “Accordion Option”). On

September 28, 2023, BPLP exercised a portion of the Accordion Option which increased the then maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. On April 29, 2024, BPLP exercised the remainder of the Accordion Option and further increased the maximum borrowing amount under the 2021 Credit Facility to $2.0 billion. All other terms of the 2021 Credit Facility remain unchanged.
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
Based on BPLP’s December 31, 2024 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.850%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.20% per annum.
At December 31, 2024 and December 31, 2023, BPLP had no amount outstanding under the 2021 Credit Facility. The 2021 Credit Facility is used as a backstop for BPLP’s $500.0 million unsecured commercial paper program (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2021 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
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
On September 27, 2024, BPLP entered into a credit agreement that provides for a $100.0 million unsecured term loan facility (the “2024 Unsecured Term Loan”) with a lender (the “Lender”) under the mortgage loan collateralized by the Company’s Santa Monica Business Park properties located in Santa Monica, California (the “SMBP Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The proceeds were used to modify and repay the portion of the SMBP Loan held by the Lender. After the repayment, the SMBP Loan had a remaining principal balance of $200.0 million. The 2024 Unsecured Term Loan matures on September 26, 2025 with three, one-year extension options, subject to customary conditions.
At BPLP’s option, loans under the 2024 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the highest of (a) zero, (b) Prime Rate, (c) the Federal Funds effective rate plus 0.50%, and (d) Term SOFR for a one-month period plus 1.10%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR or Daily Simple SOFR with a one-month period plus, a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. The 2024 Unsecured Term Loan is subject to an interest rate swap contract to fix Daily Simple SOFR at an interest rate of approximately 2.688% per annum through April 1, 2025 (See Note 8).
Based on BPLP’s December 31, 2024 credit rating, (1) the 2023 Unsecured Term Loan bears interest at a rate equal to Term SOFR plus 1.05% per annum and (2) the 2024 Unsecured Term Loan bears interest at a rate equal to Daily Simple SOFR plus 1.05% per annum. At December 31, 2024, BPLP had $100.0 million and $700.0 million of principal outstanding under the 2024 Unsecured Term Loan and 2023 Unsecured Term Loan, respectively. At December 31, 2023, BPLP had $1.2 billion of principal outstanding under the 2023 Unsecured Term Loan.
The 2023 and 2024 Unsecured Term Loans contain customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay any outstanding amount under the 2023 and 2024 Unsecured Term Loans. Among other covenants, the 2023 and 2024 Unsecured Term Loans require that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40 to 1.00, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 to 1.00 and (6) limitations on permitted investments. At December 31, 2024, BPLP was in compliance with each of these financial and other covenant requirements.
Unsecured Commercial Paper
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under the 2021 Credit Facility. At December 31, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.79% per annum and had a weighted-average maturity of 38 days from the issuance date.
8. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of December 31, 2024, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur ineffectiveness during the years ended December 31, 2024 and 2023.

BPLP’s and SMBP LLC’s derivative contracts consisted of the following at December 31, 2024 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
BPLP:
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Prepaid expenses and other assets	$4,042
Interest Rate Swaps	100,000	September 27, 2024	April 1, 2025	2.688%	—	2.688%	Prepaid expenses and other assets	401
	700,000							4,443
SMBP LLC (1)
Interest Rate Swaps	200,000	December 14, 2023	April 1, 2025	2.661%	—	2.688%	Prepaid expenses and other assets	809
	$900,000							$5,252
_______________
(1)A consolidated subsidiary of the Company that is the borrower under the mortgage loan collateralized by its Santa Monica Business Park property.
The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (1)	$9,202	$(14,405)	$19,396
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$12,618	$6,703	$6,707
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—
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
Ineffective Hedging Instruments
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting, and as such, any change in market value will be recognized in Gain (losses) from interest rate contracts in the Consolidated Statement of Operations. For the year ended December 31, 2023, the Company recognized approximately $79,000 of loss on its Consolidated Statement of Operations from entering into these agreements. There was no ineffectiveness recognized for the year ended December 31, 2024.
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

The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $20.3 million at December 31, 2024.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2024, the maximum funding obligation under the guarantee was approximately $6.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2024, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale of Metropolitan Square, an approximately 657,000 square foot office building in Washington, DC in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as-needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of December 31, 2024, the Company has funded approximately $4.9 million under the mezzanine loan.
Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
In connection with the acquisition of an office property in New York City in 2010, the Company entered into an agreement with the seller pursuant to which the seller could earn various fees (i.e., Fixed, Additional and Final Fees) based on the future leasing performance of the property. The Company initially accrued approximately $1.5 million as an estimate of the fees it would owe the seller. In 2020, the seller filed suit against the Company in the Supreme Court of the State of New York, County of New York, claiming that consideration significantly in excess of the initial reserve amount is owed under the agreement. The disagreement between the Company and the seller involves material issues of contract interpretation and, more importantly, the method of calculating fees, including various inputs (both facts and assumptions) that drive the calculations.
On January 25, 2024, the New York Supreme Court granted in part the seller’s motion for summary judgment finding that the Company owes the seller an “Additional Fee” and a “Final Fee” under the terms of the parties’ purchase agreement. The court issued a follow-on order on February 8, 2024, confirming its earlier order that the seller is entitled to the fees described in the parties’ agreement. Other than the “Fixed Fee,” which BXP agreed to pay and for which it had established a reserve of approximately $2.2 million (including interest), the amount of the fees (if any) that are due to the seller has not been determined. On December 9, 2024, the court issued a judgment awarding the seller the Fixed Fee (including interest) of approximately $2.7 million and BXP paid this fee following the judgment. For the Additional Fee and Final Fee, the seller submitted a request for the appointment of a Special Referee on January 7, 2025. Separately, the Company filed a notice of appeal on January 15, 2025 to preserve the Company’s ability to appeal the grant of summary judgment on the question of whether the Company is liable for payment of the Additional Fee and Final Fee. The Company has until July 15, 2025 (six months from the notice of appeal) to perfect the appeal.

The issue of an award of damages for the Additional Fee and the Final Fee remains outstanding with the court pending a determination by the Special Referee, which the court appointed on February 18, 2025. The Company disputes the seller’s calculations and intends to continue defending itself vigorously. However, there can be no assurance that the Company will prevail in the lawsuit. If the court ultimately agrees with the seller’s calculations, then amounts due to the seller could theoretically be as high as the additional $31 million claimed in the seller’s complaint, plus interest. Although the Company disputes those calculations, there can be no assurance that the Company’s ultimate liability will not be material.
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
Brammer alleged that, as a result of the Company’s construction of 290 Binney Street, it is threatened with irreparable harm due to intrusion onto the 250 Binney Street premises and the loss of its property rights. Brammer also alleged that the 290 Binney Street development project has caused and is causing major disruption to its manufacturing operations, and that it has suffered and will continue to suffer damages in the form of losses to its clients and customers. Brammer brought the action for quiet title, breach of contract, trespass and nuisance, and it is seeking declaratory and injunctive relief and specific performance purportedly to protect its property interests in the premises located at 250 Binney Street.
On May 16, 2024, Brammer’s motion for a preliminary injunction was denied by the trial court. Brammer subsequently appealed that decision, electing pursuant to Massachusetts civil procedure rules to petition for appeals to both a single justice of the Massachusetts Appeals Court and to a full appellate panel. On July 16, 2024, the single justice assigned to the appeal issued an order declining to rule on the substance of the appeal petition. Brammer still has the right to pursue the full panel hearing, although no date has been set for any such hearing.
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
The Company is a named defendant in an alleged collective and class action wage and hour lawsuit filed on behalf of certain individuals who provided off-duty, uniformed security services at the Company’s buildings in New York City pursuant to the New York Police Department’s Paid Detail Program. In addition to the Company, the plaintiffs also named as defendants more than eighty (80) other companies. The plaintiffs filed the lawsuit in the United States District Court for the Southern District of New York on January 24, 2025, and brought the claims under the Fair Labor Standards Act, the New York Labor Law and the Freelance Isn’t Free Act. The plaintiffs subsequently amended the complaint on February 7, 2025 and requested leave to file a second amended complaint on February 12, 2025. Each of the complaints alleges that the plaintiffs were not paid certain wages owed to them or were not paid in a timely manner and that the plaintiffs did not receive certain wage payment notices required by law. The Company has not yet filed a responsive pleading and discovery has not yet commenced. Although the Company believes it has meritorious defenses to the claims and intends to defend against them vigorously, there can be no assurance that the Company will prevail in the lawsuit.
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
Insurance
The Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $1.35 billion of property insurance in excess of the $1.0 billion of coverage in the Company’s property insurance program for 601 Lexington Avenue, New York, New York, consisting of $750 million of property and Terrorism Coverage in excess of the Company’s property insurance program and $600 million of Terrorism Coverage only in excess of the $1.75 billion of coverage. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP, LLC (“IXP”) as a direct insurer, for the properties in the Company’s portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $200 million, the coinsurance is 20% and the deductible is 20% of the premiums earned by the insurer for the year prior to a claim. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2027, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance.
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
10. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2024, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2022 MYLTIP Units	2023 MYLTIP Units	2024 MYLTIP Units
15,730,882	2,335,229	252,151	322,053	330,479
__________
(1)Includes 617,961 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2021 (i.e., 2012 OPP and 2013 - 2021 MYLTIP awards).
Noncontrolling Interest—Common Units
During the years ended December 31, 2024 and 2023, 1,147,013 and 102,699 OP Units, respectively, were presented by the holders for redemption (including an aggregate of 122,241 and 94,863 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At December 31, 2024, BPLP had outstanding the 2022 - 2024 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2022 - 2024 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of Common Stock equal to the number of 2022 - 2024 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2022 - 2024 MYLTIP Units.
On February 4, 2022, the three-year measurement period for the Company’s 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
On February 3, 2023, the three-year measurement period for the Company’s 2020 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.

On February 1, 2024, the three-year measurement period for the Company’s 2021 MYLTIP awards ended and, based on BXP’s absolute and relative TSR performance, the final payout was determined to be 112% of target, or an aggregate of approximately $12.6 million (after giving effect to employee separations). As a result, an aggregate of 155,625 2021 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents BPLP’s distributions on the OP Units and LTIP Units and MYLTIP Units paid or declared during the years ended December 31, 2024, 2023 and 2022:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2024	January 30, 2025	$0.98	$0.098
September 30, 2024	October 31, 2024	$0.98	$0.098
June 28, 2024	July 31, 2024	$0.98	$0.098
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098
September 29, 2023	October 31, 2023	$0.98	$0.098
June 30, 2023	July 31, 2023	$0.98	$0.098
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098
September 30, 2022	October 31, 2022	$0.98	$0.098
June 30, 2022	July 29, 2022	$0.98	$0.098
March 31, 2022	April 29, 2022	$0.98	$0.098
December 31, 2021	January 28, 2022	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2021 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at December 31, 2024 was approximately $1.4 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $74.36 per share on December 31, 2024.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.9 billion and $1.6 billion at December 31, 2024 and December 31, 2023, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On March 21, 2024, the Company completed the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts.  The Company retains a 55% ownership interest in the joint venture. The institutional investor funded approximately $97.2 million in cash at closing, which is less than 45% of the agreed upon carrying value of the property immediately prior to the transaction.  The institutional investor will fund all construction costs until its equity balance is proportionate to its ownership percentage, after which the Company and the institutional investor will fund the development project based on their respective ownership interests. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control the property and thus will continue to account for the property on a consolidated basis in its financial statements and no gain was recognized in the Consolidated Statements of Operations.  The Company provides customary development, property management and leasing services to the joint venture.
The Company has accounted for the transaction as an equity transaction and as of March 21, 2024 has recognized noncontrolling interest in its Consolidated Balance Sheets totaling approximately $104.6 million, which is equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction.  The difference between the cash proceeds received and the noncontrolling interest recognized, which was approximately $7.5 million, has been reflected as a decrease in additional paid-in capital in the Company’s Consolidated Balance Sheets.  At the end of each reporting period, there will be a reallocation of the partners’ equity balances such that the ending balance in each partners’ capital account reflects each partners’ claim on net assets. These adjustments will impact additional paid-in capital and noncontrolling interest in property partnerships in the Company’s Consolidated Balance Sheets. As of December 31, 2024, the institutional investor has funded construction costs so that its equity balance is proportionate to its ownership percentage and the Company no longer needs to make adjustments impacting additional paid-in capital and noncontrolling interest in property partnerships in the Company’s Consolidated Balance Sheets.
290 Binney Street is an approximately 573,000 net rentable square foot laboratory/life sciences development project located in Cambridge, Massachusetts.  The  development project is 100% pre-leased to a life sciences company.
11. Stockholders’ Equity / Partners’ Capital
As of December 31, 2024, BXP had 158,174,995 shares of Common Stock outstanding.
As of December 31, 2024, BXP owned 1,762,411 general partnership units and 156,412,584 limited partnership units in BPLP.
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
During the years ended December 31, 2024 and December 31, 2023, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock. As a result of the applicable exercise period ending, 103,641 options were forfeited during the year ended December 31, 2023. As of December 31, 2024, BXP does not have any outstanding options.
During the years ended December 31, 2024 and December 31, 2023, BXP issued 1,147,013 and 102,699 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared during the years ended December 31, 2024, 2023 and 2022:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 31, 2024	January 30, 2025	$0.98	$0.98
September 30, 2024	October 31, 2024	$0.98	$0.98
June 28, 2024	July 31, 2024	$0.98	$0.98
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98
September 29, 2023	October 31, 2023	$0.98	$0.98
June 30, 2023	July 31, 2023	$0.98	$0.98
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98
September 30, 2022	October 31, 2022	$0.98	$0.98
June 30, 2022	July 29, 2022	$0.98	$0.98
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98

12. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Makers (“CODM”). The CODM decides how resources should be allocated and assesses performance on a recurring basis, at least quarterly. The Company’s CODMs are its Chief Executive Officer and President. The CODMs review operating performance and financial reports by geographic area and property type. In addition, given the size of the Company’s joint venture portfolio, the CODMs utilize the Company’s share of net operating income (“NOI”), which includes the Company’s share of NOI from consolidated and unconsolidated joint ventures, as its profit or loss measure in assessing each segment’s performance and deciding how to allocate resources.
The Company’s share of NOI is used by the CODMs to evaluate the profitability and performance of each geographic area on a consistent and comparable basis, supporting decisions on capital resource allocation, including in connection with development, redevelopment, acquisition and disposition activities in each segment. Additionally, the Company believes its share of NOI is useful as a profit or loss measure and believes it provides useful information regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership.
Asset information by segment is not reported because the Company and the CODMs are not provided with the segment asset information and therefore do not use this measure to assess performance or allocate resources. Asset values for the Company’s properties are reported in the Consolidated Balance Sheets at historical cost, which may not reflect current market values. Therefore, depreciation and amortization expense is not allocated among segments. The following are not included in the Company’s share of NOI as they are not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level: development and management services revenue, direct reimbursements of payroll and related costs from management services contracts, gains on sales of real estate, gain on sales-type lease, interest and other income (loss), other income - assignment fee, gains (losses) from investments in securities, unrealized gain (loss) on non-real estate investments, corporate general and administrative expense, payroll and related costs from management services contracts, transaction costs, depreciation and amortization expense, losses from interest rate contracts, impairment loss and interest expense. The Company’s share of NOI presented may not be comparable to what is reported by other REITs or real estate companies that define NOI differently.
The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. The Company also presents information for each segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel. The Company shows the different property types as the revenue from each type is derived from non-comparable lease structures.

The following tables present reconciliations of Company’s share of NOI to Net Income Attributable to BXP, Inc. and Net Income Attributable to Boston Properties Limited Partnership for the years ended December 31, 2024, 2023 and 2022.
BXP

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Company’s share of NOI	$1,984,056	$1,965,106	$1,883,796
Add:
Development and management services revenue	28,060	40,850	28,056
Direct reimbursements of payroll and related costs from management services contracts	16,488	17,771	15,450
Gains on sales of real estate	602	517	437,019
Gain on sales-type lease	—	—	10,058
Interest and other income (loss)	60,199	69,964	11,940
Other income - assignment fee	—	—	6,624
Gains (losses) from investments in securities	4,416	5,556	(6,453)
Unrealized gain (loss) on non-real estate investments	546	239	(150)
Net operating income attributable to noncontrolling interests in property partnerships	186,707	194,365	191,812
Less:
General and administrative expense	159,983	170,158	146,378
Payroll and related costs from management services contracts	16,488	17,771	15,450
Transaction costs	1,597	4,313	2,905
Depreciation and amortization expense	887,191	830,813	749,775
Loss from unconsolidated joint ventures	343,177	239,543	59,840
Net operating income from unconsolidated joint ventures	129,718	160,695	146,081
Losses from interest rate contracts	—	79	—
Impairment loss	13,615	—	—
Interest expense	645,117	579,572	437,139
Net Income	84,188	291,424	1,020,584
Less:
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Noncontrolling interest—common units of the Operating Partnership	2,400	22,548	96,780
Net income attributable to BXP, Inc.	$14,272	$190,215	$848,947

BPLP

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Company’s share of NOI	$1,984,056	$1,965,106	$1,883,796
Add:
Development and management services revenue	28,060	40,850	28,056
Direct reimbursements of payroll and related costs from management services contracts	16,488	17,771	15,450
Gains on sales of real estate	602	517	441,075
Gain on sales-type lease	—	—	10,058
Interest and other income (loss)	60,199	69,964	11,940
Other income - assignment fee	—	—	6,624
Gains (losses) from investments in securities	4,416	5,556	(6,453)
Unrealized gain (loss) on non-real estate investments	546	239	(150)
Net operating income attributable to noncontrolling interests in property partnerships	186,707	194,365	191,812
Less:
General and administrative expense	159,983	170,158	146,378
Payroll and related costs from management services contracts	16,488	17,771	15,450
Transaction costs	1,597	4,313	2,905
Depreciation and amortization expense	880,383	823,805	742,293
Loss from unconsolidated joint ventures	343,177	239,543	59,840
Net operating income from unconsolidated joint ventures	129,718	160,695	146,081
Losses from interest rate contracts	—	79	—
Impairment loss	13,615	—	—
Interest expense	645,117	579,572	437,139
Net Income	90,996	298,432	1,032,122
Less:
Noncontrolling interests in property partnerships	67,516	78,661	74,857
Net income attributable to Boston Properties Limited Partnership	$23,480	$219,771	$957,265
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$3,407,719	$3,273,569	$3,108,581
Less:
Development and management services	28,060	40,850	28,056
Direct reimbursements of payroll and related costs from management services contracts	16,488	17,771	15,450
Total rental revenue	$3,363,171	$3,214,948	$3,065,075

The following tables presents the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands).
For the year ended December 31, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$1,159,460	$75,353	$1,042,460	$522,463	$44,080	$418,623	$3,262,439
Residential	17,198	—	—	13,668	—	18,642	49,508
Hotel	51,224	—	—	—	—	—	51,224
Total	1,227,882	75,353	1,042,460	536,131	44,080	437,265	3,363,171
% of Grand Totals	36.51%	2.24%	31.00%	15.94%	1.31%	13.00%	100.00%
Rental Expenses:
Office	427,446	27,537	437,600	199,324	13,170	158,289	1,263,366
Residential	6,495	—	—	8,940	—	8,037	23,472
Hotel	35,288	—	—	—	—	—	35,288
Total	469,229	27,537	437,600	208,264	13,170	166,326	1,322,126
% of Grand Totals	35.49%	2.08%	33.10%	15.75%	1.00%	12.58%	100.00%
Net operating income	$758,653	$47,816	$604,860	$327,867	$30,910	$270,939	$2,041,045
% of Grand Totals	37.18%	2.35%	29.63%	16.06%	1.51%	13.27%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(46,487)	—	(140,220)	—	—	—	(186,707)
Add: Company’s share of net operating income from unconsolidated joint ventures	35,298	27,367	15,612	18,312	7,788	25,341	129,718
Company’s share of net operating income	$747,464	$75,183	$480,252	$346,179	$38,698	$296,280	$1,984,056
% of Grand Totals	37.67%	3.79%	24.21%	17.45%	1.95%	14.93%	100.00%

For the year ended December 31, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$1,093,840	$3,890	$1,053,615	$539,904	$63,830	$364,920	$3,119,999
Residential	16,452	—	—	14,102	—	17,038	47,592
Hotel	47,357	—	—	—	—	—	47,357
Total	1,157,649	3,890	1,053,615	554,006	63,830	381,958	3,214,948
% of Grand Totals	36.01%	0.12%	32.77%	17.23%	1.99%	11.88%	100.00%
Rental Expenses:
Office	393,339	1,431	415,831	194,205	12,387	143,504	1,160,697
Residential	6,378	—	—	9,255	—	7,617	23,250
Hotel	32,225	—	—	—	—	—	32,225
Total	431,942	1,431	415,831	203,460	12,387	151,121	1,216,172
% of Grand Totals	35.51%	0.12%	34.19%	16.73%	1.02%	12.43%	100.00%
Net operating income	$725,707	$2,459	$637,784	$350,546	$51,443	$230,837	$1,998,776
% of Grand Totals	36.31%	0.12%	31.91%	17.54%	2.57%	11.55%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(45,730)	—	(148,635)	—	—	—	(194,365)
Add: Company’s share of net operating income from unconsolidated joint ventures	34,376	48,818	14,314	16,203	7,494	39,490	160,695
Company’s share of net operating income	$714,353	$51,277	$503,463	$366,749	$58,937	$270,327	$1,965,106
% of Grand Totals	36.35%	2.61%	25.62%	18.66%	3.00%	13.76%	100.00%

For the year ended December 31, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$1,005,156	$—	$1,031,479	$534,397	$31,978	$365,402	$2,968,412
Residential	15,086	—	—	14,769	—	27,326	57,181
Hotel	39,482	—	—	—	—	—	39,482
Total	1,059,724	—	1,031,479	549,166	31,978	392,728	3,065,075
% of Grand Totals	34.58%	—%	33.65%	17.92%	1.04%	12.81%	100.00%
Rental Expenses:
Office	360,218	—	391,293	183,353	8,386	135,237	1,078,487
Residential	5,961	—	—	11,371	—	12,251	29,583
Hotel	27,478	—	—	—	—	—	27,478
Total	393,657	—	391,293	194,724	8,386	147,488	1,135,548
% of Grand Totals	34.66%	—%	34.46%	17.15%	0.74%	12.99%	100.00%
Net operating income	$666,067	$—	$640,186	$354,442	$23,592	$245,240	$1,929,527
% of Grand Totals	34.52%	—%	33.18%	18.37%	1.22%	12.71%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(45,822)	—	(145,990)	—	—	—	(191,812)
Add: Company’s share of net operating income from unconsolidated joint ventures	34,233	53,023	1,594	12,785	7,690	36,756	146,081
Company’s share of net operating income	$654,478	$53,023	$495,790	$367,227	$31,282	$281,996	$1,883,796
% of Grand Totals	34.75%	2.81%	26.32%	19.49%	1.66%	14.97%	100.00%

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

	Year ended December 31, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$14,272	157,468	$0.09
Effect of Dilutive Securities:
Stock Based Compensation	—	325	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$14,272	157,793	$0.09

	Year ended December 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$190,215	156,863	$1.21
Effect of Dilutive Securities:
Stock Based Compensation	—	338	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$190,215	157,201	$1.21

	Year ended December 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$848,947	156,726	$5.42
Allocation of undistributed earnings to participating securities	(891)	—	(0.01)
Net income attributable to BXP, Inc.	848,056	156,726	5.41
Effect of Dilutive Securities:
Stock Based Compensation	—	411	(0.01)
Diluted Earnings:
Net income attributable to BXP, Inc.	$848,056	157,137	$5.40

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units required, and the 2022 - 2024 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,922,000, 17,933,000 and 17,634,000 redeemable common units for the years ended December 31, 2024, 2023 and 2022, respectively.

	Year ended December 31, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$23,480	175,390	$0.13
Effect of Dilutive Securities:
Stock Based Compensation	—	325	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$23,480	175,715	$0.13

	Year ended December 31, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$219,771	174,796	$1.26
Effect of Dilutive Securities:
Stock Based Compensation	—	338	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$219,771	175,134	$1.25

	Year ended December 31, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$957,265	174,360	$5.49
Allocation of undistributed earnings to participating securities	(991)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership	956,274	174,360	5.48
Effect of Dilutive Securities:
Stock Based Compensation	—	411	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$956,274	174,771	$5.47

14. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($345,000, $330,000 and $305,000 in 2024, 2023 and 2022, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2024, 2023 and 2022 was approximately $5.9 million, $5.4 million and $4.8 million, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of BXP to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2024 and 2023, the Company had maintained approximately $38.7 million and $35.3 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2024 and 2023 was approximately $38.7 million and $35.3 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
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
On January 25, 2024, the Compensation Committee of BXP’s Board of Directors approved the grant of 2024 Multi-Year Long-Term Incentive Program (the “2024 MYLTIP”) awards under the 2021 Plan to certain executive officers of BXP. The 2024 MYLTIP awards consists of three components. Two of the components, each weighted 40%, utilize BXP’s TSR over a three-year measurement period as the performance metrics and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 330,479 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 165,240 LTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2024 MYLTIP awards have an aggregate value of approximately $11.1 million.
On February 1, 2024, the three-year measurement period for the Company’s 2021 MYLTIP awards ended and, based on BXP’s absolute and relative TSR performance, the final payout was determined to be 112% of target, or an aggregate of approximately $12.6 million (after giving effect to employee separations). As a result, an aggregate of 155,625 2021 MYLTIP Units that had been previously granted were automatically forfeited.
On February 3, 2023, the three-year measurement period for the Company’s 2020 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.

On February 4, 2022, the three-year measurement period for the Company’s 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
BXP issued 83,316, 73,762 and 41,818 shares of restricted common stock and BPLP issued 451,044, 430,824 and 280,616 LTIP Units to employees and non-employee directors under the 2012 Plan and the 2021 Plan during the years ended December 31, 2024, 2023 and 2022, respectively. BXP did not issue any non-qualified stock options under the 2012 Plan or 2021 Plan during the years ended December 31, 2024, 2023 and 2022. BPLP issued 330,479 2024 MYLTIP Units, 322,053 2023 MYLTIP Units and 254,061 2022 MYLTIP Units to employees under the 2021 Plan during the years ended December 31, 2024, 2023 and 2022, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Because the 2012 OPP Units and 2013 - 2024 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP’s Consolidated Balance Sheets and Partners’ Capital in BPLP’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $42.6 million, $50.2 million and $50.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, there was (1) an aggregate of approximately $21.6 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) no unrecognized compensation expense related to unvested 2022 - 2024 MYLTIP Units. The unrecognized compensation expense related to unvested restricted stock and LTIP Units is expected to be recognized over a weighted-average period of approximately 2.4 years.
The shares of restricted stock were valued at approximately $5.3 million ($63.28 per share weighted-average), $5.4 million ($72.57 per share weighted-average) and $4.7 million ($111.47 per share weighted-average) for the years ended December 31, 2024, 2023 and 2022, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2024, 2023 and 2022 were valued at approximately $26.8 million, $29.9 million and $28.9 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2024, 2023 and 2022 was $59.41, $69.29 and $103.06, respectively. The per unit fair value of each LTIP Unit granted in 2024, 2023 and 2022 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 4.03%, 3.67% and 1.71% and an expected price volatility of 36.0%, 32.0% and 31.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2024, 2023 and 2022.

A summary of the status of BXP’s stock options as of December 31, 2024, 2023 and 2022 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2021	103,641	$97.01
Exercised	—	$—
Outstanding at December 31, 2022	103,641	$97.01
Forfeited	(103,641)	$—
Outstanding at December 31, 2023	—	$—
Exercised	—	$—
Outstanding at December 31, 2024	—	$—
There were no stock options outstanding as of December 31, 2024 and 2023. In addition, BXP had 103,641 options exercisable and vested at a weighted-average exercise price of $97.01 at December 31, 2022.
BXP adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. BXP issued 17,237, 18,552 and 9,813 shares with the weighted-average purchase price equal to $56.28 per share, $51.93 per share and $87.30 per share under the Stock Purchase Plan during the years ended December 31, 2024, 2023 and 2022, respectively.
16. Related Party Transactions
Raymond A. Ritchey’s brother was employed by a real estate brokerage firm and participated in brokerage activities for which the Company paid the firm approximately $0.5 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. The Company’s contract with this real estate brokerage firm ended on February 1, 2023 and as a result, it will not pay any further leasing commission to Mr. Ritchey’s brother. Mr. Ritchey is a Senior Executive Vice President of BXP.
On June 5, 2023, a joint venture in which the Company owns a 30% interest repaid the construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. The Company funded $10.5 million of the refinancing at a fixed rate equal to 8.03% per annum. The loan has been reflected as a Related Party Note Receivable, Net on the Company’s Consolidated Balance Sheets. The Company has recognized interest income of approximately $0.8 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot office property in Washington, DC.
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate an office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City. The Company owns a 25% interest in, and is the managing member of the joint venture. The Company provided $80.0 million of mortgage financing to the joint venture that bears interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and matured on August 7, 2024 and is currently in maturity default. The joint venture is negotiating a new third-party loan, however, there can be no assurance that the joint venture will enter into a new third-party loan on the terms and schedule currently contemplated or at all. The Company is the lender of the loan, and the loan and accrued interest are reflected as Related Party Note Receivables, Net and Tenant and Other Receivables, Net, respectively, on the Company’s Consolidated Balance Sheets. The Company has recognized interest income of approximately $11.6 million, $8.9 million and $5.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company's policy is to record notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
In accordance with the 2021 Plan, and as approved by its Board of Directors, eight non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2024. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of BXP’s Common Stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by BXP. The deferred stock units may be settled in shares of BXP’s Common Stock upon the cessation of such director’s service on the Board of Directors of BXP. The non-employee director compensation program provides, subject to certain conditions, the non-employee directors holding deferred stock units with the ability to elect, following cessation of their service on BXP’s Board of Directors, to diversify their investment elections into non-employer securities on a pre-tax basis and receive tax-deferred returns on such deferrals, which will ultimately be settled in cash. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the non-employee director in the future. At December 31, 2024 and 2023, the Company had maintained approximately $0.7 million and $0.8 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the non-employee director and earnings on the deferred compensation pursuant to investments elected by the non-employee director. The Company’s liability as of December 31, 2024 and 2023 was approximately $0.7 million and $0.8 million, respectively, which is included in the accompanying Consolidated Balance Sheets. The terms of the non-employee director compensation program require the classification of these deferred stock units as temporary equity on the Consolidated Balance Sheets of BXP, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. At December 31, 2024 and 2023, BXP had outstanding 128,227 and 119,471 deferred stock units, respectively.
17. Subsequent Events
On January 2, 2025, a joint venture in which the Company has a 50% ownership interest fully placed in-service 651 Gateway, an approximately 327,000 net rentable square feet laboratory/life sciences project located in South San Francisco, California.
On January 15, 2025, BPLP repaid $850.0 million in aggregate principal amount of its 3.200% senior notes due January 15, 2025. The repayment was completed with available cash and the proceeds from BPLP’s August 2024 offering of unsecured senior notes (See Note 7). The repayment price was approximately $863.6 million, which was equal to the stated principal plus approximately $13.6 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
On January 22, 2025, BXP’s Compensation Committee approved the 2025 Multi-Year Long-Term Incentive Program (the “2025 MYLTIP”) awards under the 2021 Plan to certain executive officers of BXP. The 2025 MYLTIP awards consists of three components. Two of the components are each weighted 40% and utilize BXP’s TSR and BXP’s diluted FFO per share growth, respectively, over a three year measurement period as the performance metrics and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 354,940 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 177,470 LTIP Units. Under ASC 718, the 2025 MYLTIP awards have an aggregate value of approximately $12.7 million.
On January 31, 2025, the three-year measurement period for the Company’s 2022 MYLTIP awards ended and, based on BXP’s absolute and relative TSR performance, the final payout was determined to be 59% of target, or an aggregate of approximately $5.4 million (after giving effect to employee separations). As a result, an aggregate of 177,919 2022 MYLTIP Units that had been previously granted were automatically forfeited.
On January 31, 2025 and February 4, 2025, BXP issued an aggregate of 47,649 shares of restricted common stock and BPLP issued an aggregate of 388,988 LTIP Units under the 2021 Plan to certain employees of BXP.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
BXP, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of BXP, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, BXP, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of BXP, Inc.’s fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 102 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of BXP, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of BXP, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 115 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information.
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees, other covered persons and BXP, Inc. itself. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to BXP, Inc. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The other information required by Item 10 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by Item 11 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes BXP, Inc.’s equity compensation plans as of December 31, 2024.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,074,957	(2)	N/A	(2)	3,576,975	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		272,704
Total	5,074,957		N/A		3,849,679
______________
(1)Includes information related to BXP’s 1997 Stock Option and Incentive Plan, 2012 Stock Option and Incentive Plan and 2021 Stock Incentive Plan.
(2)Includes (a) 2,335,229 long term incentive units (LTIP units) (1,567,004 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (b) 1,706,818 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 252,151 2022 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 322,053 2023 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 330,479 2024 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (f) 128,227 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors.
Does not include 151,328 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2022 MYLTIP Awards, 2023 MYLTIP Awards, 2024 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)Represents awards available for issuance under BXP’s 2021 Stock Incentive Plan.
(4)Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors of BXP on October 29, 1998 and approved by BXP’s stockholders on May 22, 2024.

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
Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedule

BXP, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,291,498		$1,796,252	$1,532,654	$393,520	$1,796,252	$1,926,174	$—	$—	$3,722,426	$567,621	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—		92,077	948,357	833,604	115,632	1,758,406	—	—	1,874,038	821,046	1965/1993/2002/2016-2017/2024	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—		179,697	847,410	570,259	195,986	1,401,380	—	—	1,597,366	829,400	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—		339,200	700,358	419,566	354,107	1,105,017	—	—	1,459,124	522,555	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	990,529		241,600	494,782	568,356	289,639	1,015,099	—	—	1,304,738	398,796	1977/1997/2021	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—		219,543	667,884	288,694	257,203	918,918	—	—	1,176,121	370,980	1976	2010	(1)
Salesforce Tower	Office	San Francisco, CA	—		200,349	946,205	7,655	200,349	953,860	—	—	1,154,209	188,376	2018	2013	(1)
250 West 55th Street	Office	New York, NY	—		285,263	603,167	51,331	285,263	654,498	—	—	939,761	215,386	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—		131,067	435,954	138,639	131,067	574,593	—	—	705,660	189,447	1971-1975/2017	2012	(1)
7 Times Square (formerly Times Square Tower)	Office	New York, NY	—		165,413	380,438	149,990	169,193	526,648	—	—	695,841	264,411	2004	2000	(1)
Madison Centre	Office	Seattle, WA	—		104,641	564,336	5,126	104,641	569,462	—	—	674,103	56,212	2017	2022	(1)
Carnegie Center	Office	Princeton, NJ	—		142,666	316,856	184,814	94,243	491,116	58,977	—	644,336	279,961	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Santa Monica Business Park	Office	Los Angeles, CA	198,021		46,360	410,421	177,576	210,471	423,775	111	—	634,357	18,660	1976-1980	2023	(1)
Reston Next	Office	Reston, VA	—		35,549	525,277	5,860	2,901	563,785	—	—	566,686	51,052	2022	1998	(1)
Atlantic Wharf	Office	Boston, MA	—		63,988	454,537	42,166	63,988	496,703	—	—	560,691	195,192	2011	2007	(1)
2100 Pennsylvania Avenue	Office	Washington, DC	—		185,203	324,206	4,433	185,203	328,639	—	—	513,842	34,319	2023	N/A	(1)
599 Lexington Avenue	Office	New York, NY	—		81,040	100,507	269,410	87,852	363,105	—	—	450,957	212,251	1986	1997	(1)
Fountain Square	Office	Reston, VA	—		56,853	306,298	56,795	56,853	363,093	—	—	419,946	125,277	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—		103,000	253,665	37,287	103,000	290,952	—	—	393,952	111,209	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	(2)	21,596	312,492	42,325	21,596	354,817	—	—	376,413	25,113	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—		72,545	219,766	12,577	72,545	232,343	—	—	304,888	87,930	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—		121	273,013	26,980	23,367	276,747	—	—	300,114	43,888	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—		—	183,541	116,540	101,734	198,347	—	—	300,081	75,450	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—		13,603	237,479	31,096	13,687	268,491	—	—	282,178	118,780	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—		18,789	148,451	95,025	18,789	238,765	4,711	—	262,265	118,253	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—		40,933	148,378	6,325	40,934	154,702	—	—	195,636	50,973	2015	2013	(1)

BXP, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Mountain View Research Park	Office	Mountain View, CA	—		95,066	68,373	21,315	95,066	89,688	—	—	184,754	37,048	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—		18,605	104,124	55,829	20,108	158,450	—	—	178,558	91,828	1955/1987/2017	1997/1998	(1)
140 Kendrick Street	Office	Needham, MA	—		18,095	66,905	72,615	19,092	138,523	—	—	157,615	52,387	2000/2023	2004	(1)
901 New York Avenue	Office	Washington, DC	201,692		65,808	72,970	13,225	65,808	86,195	—	—	152,003	4,253	2004	2024	(1)
1330 Connecticut Avenue	Office	Washington, DC	—		25,982	82,311	39,773	27,135	120,931	—	—	148,066	58,777	1984/2018	2004	(1)
One Freedom Square	Office	Reston, VA	—		9,929	84,504	47,580	11,293	130,720	—	—	142,013	73,356	2000	2003	(1)
Two Freedom Square	Office	Reston, VA	—		13,930	77,739	46,236	15,420	122,485	—	—	137,905	50,676	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—		16,456	66,192	49,596	16,179	116,065	—	—	132,244	64,247	1999	2000	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—		18,021	109,038	4,296	18,062	113,293	—	—	131,355	57,756	2003-2006	2007	(1)
Weston Corporate Center	Office	Weston, MA	—		25,753	92,312	1,630	25,854	93,841	—	—	119,695	44,575	2010	2001	(1)
Discovery Square	Office	Reston, VA	—		11,198	71,782	33,904	12,533	104,351	—	—	116,884	62,220	2001	2003	(1)
Shady Grove Innovation District	Office	Rockville, MD	—		52,030	64,212	(284)	26,834	35,014	54,110	—	115,958	5,526	1968-1985	2021	(1)
355 Main Street	Office	Cambridge, MA	594,869		18,863	53,346	41,772	21,173	92,808	—	—	113,981	39,649	1981/1996/2013	2006	(1)
17Fifty Presidents Street	Office	Reston, VA	—		—	113,362	162	—	113,524	—	—	113,524	21,016	2020	2013	(1)
10 CityPoint	Office	Waltham, MA	—		1,953	85,752	7,023	2,288	92,440	—	—	94,728	26,693	2016	1997	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—		10,385	60,694	22,745	11,097	82,727	—	—	93,824	48,609	2003	1999	(1)
90 Broadway	Office	Cambridge, MA	—	(2)	19,104	52,078	22,168	20,785	72,565	—	—	93,350	33,396	1983/1998/2013	2006	(1)
Sumner Square	Office	Washington, DC	—		624	28,745	60,966	27,441	62,894	—	—	90,335	29,739	1985	1999	(1)
230 CityPoint	Office	Waltham, MA	—		13,189	49,823	25,075	13,807	74,280	—	—	88,087	41,800	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—		13,847	60,383	10,648	14,023	70,855	—	—	84,878	30,750	2008	2001	(1)
20 CityPoint	Office	Waltham, MA	—		4,887	72,764	7,072	4,887	79,836	—	—	84,723	16,456	2020	2007	(1)
Wisconsin Place	Office	Chevy Chase, MD	—		—	53,349	26,100	—	79,449	—	—	79,449	31,223	2009	2004	(1)
2440 West El Camino Real	Office	Mountain View, CA	—		16,741	51,285	6,565	16,741	57,850	—	—	74,591	23,427	1987/2003	2011	(1)
Reston Corporate Center	Office	Reston, VA	—		9,135	50,857	4,489	10,148	54,333	—	—	64,481	35,620	1984	1998	(1)
890 Winter Street	Office	Waltham, MA	—		13,913	28,557	19,104	13,913	47,661	—	—	61,574	9,397	1999	2019	(1)
255 Main Street	Office	Cambridge, MA	—		134	25,110	33,766	548	58,462	—	—	59,010	45,819	1987	1997	(1)
University Place	Office	Cambridge, MA	—		—	37,091	15,149	4,145	48,095	—	—	52,240	38,992	1985	1998	(1)
Capital Gallery	Office	Washington, DC	—		4,725	29,565	10,374	8,662	36,002	—	—	44,664	25,075	1981/2006	2007	(1)
North First Business Park	Office	San Jose, CA	—		23,398	13,069	6,116	23,378	19,205	—	—	42,583	17,852	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—		850	25,042	15,749	1,323	40,318	—	—	41,641	20,185	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—		1,299	12,943	12,723	2,395	24,570	—	—	26,965	18,114	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—		998	1,426	19,738	1,263	19,233	1,666	—	22,162	17,298	1982	1997	(1)
The Point	Office	Waltham, MA	—		6,395	10,040	546	6,492	10,489	—	—	16,981	2,969	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—		3,219	11,038	1,877	3,219	12,915	—	—	16,134	4,723	2015	2012	(1)
Avant Retail	Office	Reston, VA	—		1,499	6,647	2,577	1,499	9,224	—	—	10,723	3,885	2014	2010	(1)

BXP, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	9,206	65	6,175	3,142	—	9,382	3,831	1968	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—		168	1,943	6,394	314	8,191	—	—	8,505	3,291	1968/1979/1987	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	1,286	5,477	2,376	—	—	7,853	1,300	1977	2012	(1)
125 Broadway	Life Sciences	Cambridge, MA	—		126,364	433,662	5,580	126,364	439,242	—	—	565,606	38,051	2000	2022	(1)
180 CityPoint	Life Sciences	Waltham, MA	—		10,908	211,883	—	10,908	211,883	—	—	222,791	6,212	2024	2006	(1)
300 Binney Street	Life Sciences	Cambridge, MA	—		18,080	51,262	148,974	18,080	200,236	—	—	218,316	7,923	2024	2009	(1)
880 Winter Street	Life Sciences	Waltham, MA	—		15,597	37,255	95,615	15,597	132,870	—	—	148,467	18,179	1998/2022	2019	(1)
200 West Street	Life Sciences	Waltham, MA	—		16,148	24,983	77,709	16,813	101,670	357	—	118,840	33,730	1999/2021	1997	(1)
153 & 211 Second Avenue	Life Sciences	Waltham, MA	—		33,233	55,940	2,352	33,233	58,292	—	—	91,525	7,583	1964-2006	2021	(1)
103 CityPoint	Life Sciences	Waltham, MA	—		4,672	77,515	—	4,672	77,515	—	—	82,187	569	2024	2007	(1)
250 Binney Street	Life Sciences	Cambridge, MA	—		110	4,483	3,593	273	7,913	—	—	8,186	7,473	1983	1997	(1)
33 Hayden Avenue	Life Sciences	Lexington, MA	—		266	3,234	11,502	425	14,577	—	—	15,002	10,250	1979	1997	(1)
92-100 Hayden Avenue	Life Sciences	Lexington, MA	—		594	6,748	1,817	778	8,381	—	—	9,159	7,456	1985	1997	(1)
The Skylyne	Residential	Oakland, CA	—		—	239,077	1,792	—	240,869	—	—	240,869	26,207	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—		27,076	190,580	2,980	27,076	193,560	—	—	220,636	32,887	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—		9,243	127,248	3,336	9,245	130,582	—	—	139,827	21,122	2018	2015	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,598	3,529	57,489	—	—	61,018	20,108	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	30,031	1,201	66,597	629	—	68,427	53,343	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	(2)	—	35,035	7,335	103	42,267	—	—	42,370	19,812	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	1,674	1,434	17,193	—	—	18,627	8,248	2006	2004	(1)
290 Binney Street	Development	Cambridge, MA	—		—	—	575,958	1,054	—	—	574,904	575,958	—	N/A	1997	N/A
121 Broadway	Development	Cambridge, MA	—		—	—	102,843	—	—	—	102,843	102,843	—	N/A	1997	N/A
Reston Next Office Phase II	Development	Reston, VA	—		—	—	45,434	1,692	3,030	—	40,712	45,434	14	N/A	1998	N/A
725 12th Street	Development	Washington, DC	—		26,997	8,369	522	—	—	—	35,888	35,888	—	1992	2024	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	10,293	—	—	—	10,293	10,293	—	N/A	1998	N/A
343 Madison Avenue	Land	New York, NY	—		—	—	240,226	140,558	—	99,668	—	240,226	—	N/A	2023	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,366	—	47	172,966	—	173,013	39	N/A	2020	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	103,908	24,808	—	79,100	—	103,908	—	N/A	N/A	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—		63,206	—	5,185	—	—	68,391	—	68,391	—	N/A	2016	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	4,600	—	—	39,604	—	39,604	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	38,163	—	—	38,163	—	38,163	—	N/A	2006	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	36,522	—	—	36,522	—	36,522	—	N/A	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,913	—	—	19,913	—	19,913	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	17,199	—	—	17,199	—	17,199	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	16,301	—	—	16,301	—	16,301	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,252	—	—	1,252	—	1,252	—	N/A	2001	N/A

BXP, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	1,188	—		—		1,188		—	1,188	—	N/A	1998	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	80	—		—		80		—	80	—	N/A	2000	N/A
			$4,276,609	(3)	$5,716,458	$15,848,823	$6,955,895	$6,002,805	(4)	$21,039,681	(5)	$714,050	(6)	$764,640	$28,521,176	$7,485,502

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $57,136. Accumulated Depreciation does not include approximately $42,555 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $25.9 billion and $6.4 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)This property is encumbered with the mortgage note shown at 355 Main Street.
(3)Includes unamortized deferred financing costs and fair value debt adjustment totaling approximately $(25.7) million.
(4)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $349,314 and $334,767, respectively.
(5)Includes Right of Use Assets - Finance Leases of approximately $23,608.
(6)Includes pre-development costs.

BXP, Inc.
Real Estate and Accumulated Depreciation
December 31, 2024, 2023 and 2022
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2024	2023	2022
Real Estate:
Balance at the beginning of the year	$27,421,471	$25,744,214	$24,108,220
Additions to/improvements of real estate	1,210,558	1,811,036	2,228,000
Assets sold/written-off	(110,853)	(133,779)	(592,006)
Balance at the end of the year	$28,521,176	$27,421,471	$25,744,214
Accumulated Depreciation:
Balance at the beginning of the year	$6,841,404	$6,260,992	$5,848,183
Depreciation expense	754,951	714,191	646,020
Assets sold/written-off	(110,853)	(133,779)	(233,211)
Balance at the end of the year	$7,485,502	$6,841,404	$6,260,992

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,291,498		$1,796,252	$1,532,654	$393,520	$1,796,252	$1,926,174	$—	$—	$3,722,426	$567,621	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—		92,077	948,357	774,547	100,533	1,714,448	—	—	1,814,981	800,074	1965/1993/2002/2016-2017/2024	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—		179,697	847,410	507,972	180,419	1,354,660	—	—	1,535,079	806,969	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—		339,200	700,358	359,958	339,200	1,060,316	—	—	1,399,516	501,229	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	990,529		241,600	494,782	531,270	279,281	988,371	—	—	1,267,652	385,988	1977/1997/2021	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—		219,543	667,884	288,694	257,203	918,918	—	—	1,176,121	370,980	1976	2010	(1)
Salesforce Tower	Office	San Francisco, CA	—		200,349	946,205	7,655	200,349	953,860	—	—	1,154,209	188,376	2018	2013	(1)
250 West 55th Street	Office	New York, NY	—		285,263	603,167	51,331	285,263	654,498	—	—	939,761	215,386	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—		131,067	435,954	138,639	131,067	574,593	—	—	705,660	189,447	1971-1975/2017	2012	(1)
Madison Centre	Office	Seattle, WA	—		104,641	564,336	5,126	104,641	569,462			674,103	56,212	2017	2022	(1)
7 Times Square (formerly Times Square Tower)	Office	New York, NY	—		165,413	380,438	112,011	159,694	498,168	—	—	657,862	250,824	2004	2000	(1)
Santa Monica Business Park	Office	Los Angeles, CA	198,021		46,360	410,421	177,482	210,471	423,681	111	—	634,263	18,660	1976-1980	2023	(1)
Carnegie Center	Office	Princeton, NJ	—		142,666	316,856	169,851	90,501	479,895	58,977	—	629,373	274,543	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Reston Next	Office	Reston, VA	—		35,549	525,277	5,860	2,901	563,785	—	—	566,686	51,052	2022	1998	(1)
Atlantic Wharf	Office	Boston, MA	—		63,988	454,537	42,166	63,988	496,703	—	—	560,691	195,192	2011	2007	(1)
2100 Pennsylvania Avenue	Office	Washington, DC	—		185,203	324,206	4,433	185,203	328,639	—	—	513,842	34,319	2023	N/A	(1)
599 Lexington Avenue	Office	New York, NY	—		81,040	100,507	242,168	81,040	342,675	—	—	423,715	202,504	1986	1997	(1)
Fountain Square	Office	Reston, VA	—		56,853	306,298	56,795	56,853	363,093	—	—	419,946	125,277	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—		103,000	253,665	37,287	103,000	290,952	—	—	393,952	111,209	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	(2)	21,596	312,492	42,132	21,403	354,817	—	—	376,220	25,113	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—		72,545	219,766	12,577	72,545	232,343	—	—	304,888	87,930	2014	2012	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—		—	183,541	116,540	101,734	198,347	—	—	300,081	75,450	2011	2008	(1)
145 Broadway	Office	Cambridge, MA	—		121	273,013	26,777	23,164	276,747	—	—	299,911	43,888	2019	1997	(1)
South of Market and Democracy Tower	Office	Reston, VA	—		13,603	237,479	30,760	13,603	268,239	—	—	281,842	118,676	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—		18,789	148,451	95,025	18,789	238,765	4,711	—	262,265	118,253	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—		40,933	148,378	6,325	40,934	154,702	—	—	195,636	50,973	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—		95,066	68,373	21,315	95,066	89,688	—	—	184,754	37,048	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—		18,605	104,124	51,754	19,089	155,394	—	—	174,483	90,370	1955/1987/2017	1997/1998	(1)
140 Kendrick Street	Office	Needham, MA	—		18,095	66,905	68,625	18,095	135,530	—	—	153,625	50,959	2000/2023	2004	(1)
901 New York Avenue	Office	Washington, DC	201,692		65,808	72,970	13,225	65,808	86,195	—	—	152,003	4,253	2004	2024	(1)
1330 Connecticut Avenue	Office	Washington, DC	—		25,982	82,311	35,160	25,982	117,471	—	—	143,453	57,126	1984/2018	2004	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
One Freedom Square	Office	Reston, VA	—		9,929	84,504	41,943	9,883	126,493	—	—	136,376	71,339	2000	2003	(1)
Two Freedom Square	Office	Reston, VA	—		13,930	77,739	40,024	13,866	117,827	—	—	131,693	48,454	2001	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—		18,021	109,038	4,132	18,021	113,170	—	—	131,191	57,705	2003-2006	2007	(1)
One and Two Reston Overlook	Office	Reston, VA	—		16,456	66,192	45,178	15,074	112,752	—	—	127,826	62,667	1999	2000	(1)
Weston Corporate Center	Office	Weston, MA	—		25,753	92,312	1,630	25,854	93,841	—	—	119,695	44,575	2010	2001	(1)
Shady Grove Innovation District	Office	Rockville, MD	—		52,030	64,212	(284)	26,834	35,014	54,110	—	115,958	5,526	1968-1985	2021	(1)
355 Main Street	Office	Cambridge, MA	594,869		18,863	53,346	41,474	21,098	92,585	—	—	113,683	39,544	1981/1996/2013	2006	(1)
17Fifty Presidents Street	Office	Reston, VA	—		—	113,362	162	—	113,524	—	—	113,524	21,016	2020	2013	(1)
Discovery Square	Office	Reston, VA	—		11,198	71,782	28,359	11,146	100,193	—	—	111,339	60,237	2001	2003	(1)
10 CityPoint	Office	Waltham, MA	—		1,953	85,752	6,862	2,127	92,440	—	—	94,567	26,693	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	(2)	19,104	52,078	21,989	20,741	72,430	—	—	93,171	33,338	1983/1998/2013	2006	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—		10,385	60,694	19,758	10,350	80,487	—	—	90,837	47,541	2003	1999	(1)
Sumner Square	Office	Washington, DC	—		624	28,745	58,886	26,921	61,334	—	—	88,255	28,998	1985	1999	(1)
230 CityPoint	Office	Waltham, MA	—		13,189	49,823	23,458	13,403	73,067	—	—	86,470	41,224	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—		13,847	60,383	10,543	13,997	70,776	—	—	84,773	30,716	2008	2001	(1)
20 CityPoint	Office	Waltham, MA	—		4,887	72,764	7,072	4,887	79,836	—	—	84,723	16,456	2020	2007	(1)
Wisconsin Place	Office	Chevy Chase, MD	—		—	53,349	26,100	—	79,449	—	—	79,449	31,223	2009	2004	(1)
2440 West El Camino Real	Office	Mountain View, CA	—		16,741	51,285	6,565	16,741	57,850	—	—	74,591	23,427	1987/2003	2011	(1)
Reston Corporate Center	Office	Reston, VA	—		9,135	50,857	1,878	9,496	52,374	—	—	61,870	34,685	1984	1998	(1)
890 Winter Street	Office	Waltham, MA	—		13,913	28,557	19,104	13,913	47,661	—	—	61,574	9,397	1999	2019	(1)
255 Main Street	Office	Cambridge, MA	—		134	25,110	32,110	134	57,220	—	—	57,354	45,229	1987	1997	(1)
University Place	Office	Cambridge, MA	—		—	37,091	13,699	4,145	46,645	—	—	50,790	37,845	1985	1998	(1)
North First Business Park	Office	San Jose, CA	—		23,398	13,069	6,093	23,372	19,188	—	—	42,560	17,845	1981	2007	(1)
Capital Gallery	Office	Washington, DC	—		4,725	29,565	5,712	6,128	33,874	—	—	40,002	24,060	1981/2006	2007	(1)
150 Broadway	Office	Cambridge, MA	—		850	25,042	13,744	822	38,814	—	—	39,636	19,464	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—		1,299	12,943	10,617	1,868	22,991	—	—	24,859	17,361	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—		998	1,426	18,974	1,072	18,660	1,666	—	21,398	17,028	1982	1997	(1)
The Point	Office	Waltham, MA	—		6,395	10,040	546	6,492	10,489	—	—	16,981	2,969	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—		3,219	11,038	1,877	3,219	12,915	—	—	16,134	4,723	2015	2012	(1)
Avant Retail	Office	Reston, VA	—		1,499	6,647	2,577	1,499	9,224	—	—	10,723	3,885	2014	2010	(1)
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	9,049	26	6,057	3,142	—	9,225	3,774	1968	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—		168	1,943	5,808	168	7,751	—	—	7,919	3,080	1968/1979/1987	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	1,286	5,477	2,376	—	—	7,853	1,300	1977	2012	(1)
125 Broadway	Life Sciences	Cambridge, MA	—		126,364	433,662	5,580	126,364	439,242	—	—	565,606	38,051	2000	2022	(1)
180 CityPoint	Life Sciences	Waltham, MA	—		10,908	211,883	—	10,908	211,883	—	—	222,791	6,212	2024	2006	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
300 Binney Street	Life Sciences	Cambridge, MA	—		18,080	51,262	148,974	18,080	200,236	—	—	218,316	7,923	2024	2009	(1)
880 Winter Street	Life Sciences	Waltham, MA	—		15,597	37,255	95,615	15,597	132,870	—	—	148,467	18,179	1998/2022	2019	(1)
200 West Street	Life Sciences	Waltham, MA	—		16,148	24,983	75,048	16,148	99,674	357	—	116,179	32,778	1999/2021	1997	(1)
153 & 211 Second Avenue	Life Sciences	Waltham, MA	—		33,233	55,940	2,352	33,233	58,292	—	—	91,525	7,583	1964-2006	2021	(1)
103 CityPoint	Life Sciences	Waltham, MA	—		4,672	77,515	(2)	4,670	77,515	—	—	82,185	569	2024	2007	(1)
33 Hayden Avenue	Life Sciences	Lexington, MA	—		266	3,234	10,865	266	14,099	—	—	14,365	10,022	1979	1997	(1)
92-100 Hayden Avenue	Life Sciences	Lexington, MA	—		594	6,748	1,088	595	7,835	—	—	8,430	7,194	1985	1997	(1)
250 Binney Street	Life Sciences	Cambridge, MA	—		110	4,483	2,939	110	7,422	—	—	7,532	7,243	1983	1997	(1)
The Skylyne	Residential	Oakland, CA	—		—	239,077	1,792	—	240,869	—	—	240,869	26,207	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—		27,076	190,580	2,980	27,076	193,560	—	—	220,636	32,887	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—		9,243	127,248	3,336	9,245	130,582	—	—	139,827	21,122	2018	2015	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,598	3,529	57,489	—	—	61,018	20,108	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	27,140	478	64,429	629	—	65,536	52,309	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	(2)	—	35,035	6,921	—	41,956	—	—	41,956	19,665	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	962	1,256	16,659	—	—	17,915	7,997	2006	2004	(1)
290 Binney Street	Development	Cambridge, MA	—		—	—	575,542	638	—	—	574,904	575,542	—	N/A	1997	N/A
121 Broadway	Development	Cambridge, MA	—		—	—	102,843	—	—	—	102,843	102,843	—	N/A	1997	N/A
Reston Next Office Phase II	Development	Reston, VA	—		—	—	45,434	1,692	3,030	—	40,712	45,434	14	N/A	1998	N/A
725 12th Street	Development	Washington, DC	—		26,997	8,369	522	—	—	—	35,888	35,888	—	1992	2024	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	10,293	—	—	—	10,293	10,293	—	N/A	1998	N/A
343 Madison Avenue	Land	New York, NY	—		—	—	240,226	140,558	—	99,668	—	240,226	—	N/A	2023	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,366	—	47	172,966	—	173,013	39	N/A	2020	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	103,908	24,808	—	79,100	—	103,908	—	N/A	N/A	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—		63,206	—	5,185	—	—	68,391	—	68,391	—	N/A	2016	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	4,600	—	—	39,604	—	39,604	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	38,163	—	—	38,163	—	38,163	—	N/A	2006	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	36,522	—	—	36,522	—	36,522	—	N/A	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,913	—	—	19,913	—	19,913	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	17,199	—	—	17,199	—	17,199	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	16,301	—	—	16,301	—	16,301	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,252	—	—	1,252	—	1,252	—	N/A	2001	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	1,188	—	—	1,188	—	1,188	—	N/A	1998	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	80	—	—	80	—	80	—	N/A	2000	N/A

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2024 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
			$4,276,609	(3)	$5,716,458	$15,848,823	$6,589,630	$5,908,096	(4)	$20,768,125	(5)	$714,050	(6)	$764,640	$28,154,911	$7,355,327

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $57,136. Accumulated Depreciation does not include approximately $42,555 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $28.9 billion and $7.1 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)This property is encumbered with the mortgage note shown at 355 Main Street.
(3)Includes unamortized deferred financing costs and fair value debt adjustment totaling approximately $(25.7) million.
(4)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $349,314 and $334,767, respectively.
(5)Includes Right of Use Assets - Finance Leases of approximately $23,608.
(6)Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2024, 2023 and 2022
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2024	2023	2022
Real Estate:
Balance at the beginning of the year	$27,055,206	$25,376,700	$23,734,833
Additions to/improvements of real estate	1,210,558	1,811,036	2,228,000
Assets sold/written-off	(110,853)	(132,530)	(586,133)
Balance at the end of the year	$28,154,911	$27,055,206	$25,376,700
Accumulated Depreciation:
Balance at the beginning of the year	$6,718,037	$6,143,384	$5,736,240
Depreciation expense	748,143	707,183	638,538
Assets sold/written-off	(110,853)	(132,530)	(231,394)
Balance at the end of the year	$7,355,327	$6,718,037	$6,143,384
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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

3.6	—	Amended and Restated By-laws of BXP, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on July 25, 2024.)
3.7	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
4.1	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)
4.2	—	Description of the Securities of BXP, Inc. and Boston Properties Limited Partnership (Filed herewith.)
4.3	—
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

4.15	—
Supplemental Indenture No. 25, dated as of May 15, 2023, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 6.500% Senior Note due 2034. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 15, 2023.)

4.16	—
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

10.8	—
Two Hundred Nineteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 20, 2024 and effective as of July 1, 2024 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 20, 2024.)

10.9*	—
Second Amendment and Restatement of Boston Properties, Inc. 1997 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2007.)

10.10*	—	Boston Properties, Inc. 2012 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012.)
10.11*	—
Boston Properties, Inc. 2021 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 20, 2021).

10.12*	—	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)
10.13*	—
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

10.15*	—
Third Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Boston Properties, Inc. and Boston Properties Limited Partnership filed on August 6, 2021.)

10.16*	—
Fourth Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 24, 2024.)

10.17*	—
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

10.19*	—
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.20*	—
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

10.28*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.29*	—
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

10.32*	—
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

10.36*	—
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

10.39*	—
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.40*	—	Boston Properties, Inc. Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix B to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2022.)
10.41	—
Ninth Amended and Restated Credit Agreement, dated as of June 15, 2021, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 16, 2021.)

10.42	—
First Amendment to Ninth Amended and Restated Credit Agreement, dated as of June 1, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 6, 2023.)

10.43	—
Second Amendment to Ninth Amended and Restated Credit Agreement, dated as of June 27, 2024, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of BXP, Inc. and Boston Properties Limited Partnership filed on November 5, 2024.)

10.44	—
Third Amendment to Ninth Amended and Restated Credit Agreement, dated as of August 2, 2024, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of BXP, Inc. and Boston Properties Limited Partnership filed on November 5, 2024.)

10.45	—
Credit Agreement, dated as of January 4, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on January 9, 2023.)

10.46	—
First Amendment to Credit Agreement, dated as of August 2, 2024, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of BXP, Inc. and Boston Properties Limited Partnership filed on November 5, 2024.)

19.1	—	BXP, Inc. Insider Trading Policy (Filed herewith.)
21.1	—	Subsidiaries of BXP, Inc. and Boston Properties Limited Partnership (Filed herewith.)
23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for BXP, Inc. (Filed herewith.)
23.2	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties Limited Partnership. (Filed herewith.)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of BXP, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of BXP, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	—	Section 1350 Certification of Chief Executive Officer of BXP, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	—	Section 1350 Certification of Chief Financial Officer of BXP, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.3	—	Section 1350 Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.4	—	Section 1350 Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
97.1	—
Compensation Recovery Policy of Boston Properties, Inc. (Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of BXP, Inc. and Boston Properties Limited Partnership filed on February 27, 2024.)

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
Item 16. Form 10-K Summary.
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, BXP, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BXP, INC.

February 27, 2025	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BXP, Inc., and in the capacities and on the dates indicated.

February 27, 2025

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ DEREK A. (TONY) WEST
Derek A. (Tony) West Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner
February 27, 2025	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BXP, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 27, 2025

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ DEREK A. (TONY) WEST
Derek A. (Tony) West Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer