Form 10-Q
period 2025-03-31
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2025-05-06
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-13087 (BXP, Inc.)
Commission File Number: 0-50209 (Boston Properties Limited Partnership)

BXP, INC.
BOSTON PROPERTIES LIMITED PARTNERSHIP
(Exact name of Registrant as specified in its charter)

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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	158,324,596
(Registrant)	(Class)	(Outstanding on April 28, 2025)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2025 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of March 31, 2025, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $234.4 million, or 1.1% at March 31, 2025, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, the following items in this report present information separately for BXP and BPLP:
• Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
•Note 3. Real Estate;
•Note 10. Stockholders’ Equity / Partners’ Capital;
•Note 11. Segment Information; and
•Note 12. Earnings Per Share / Common Unit; and
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,920,052 and $7,797,430 at March 31, 2025 and December 31, 2024, respectively)	$28,115,423	$27,870,623
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2025 and December 31, 2024, respectively)	372,845	372,922
Right of use assets - operating leases (amounts related to VIEs of $136,123 and $140,558 at March 31, 2025 and December 31, 2024, respectively)	330,129	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,660,324) and $(1,628,274) at March 31, 2025 and December 31, 2024, respectively)	(7,699,234)	(7,528,057)
Total real estate	21,119,163	21,050,255
Cash and cash equivalents (amounts related to VIEs of $238,137 and $373,737 at March 31, 2025 and December 31, 2024, respectively)	398,126	1,254,882
Cash held in escrows (amounts related to VIEs of $5,305 and $4,979 at March 31, 2025 and December 31, 2024, respectively)	81,081	80,314
Investments in securities	38,310	39,706
Tenant and other receivables, net (amounts related to VIEs of $29,067 and $20,435 at March 31, 2025 and December 31, 2024, respectively)	117,353	107,453
Note receivable, net	5,535	4,947
Related party notes receivable, net	88,816	88,779
Sales-type lease receivable, net	14,958	14,657
Accrued rental income, net (amounts related to VIEs of $443,953 and $435,110 at March 31, 2025 and December 31, 2024, respectively)	1,490,522	1,466,220
Deferred charges, net (amounts related to VIEs of $209,654 and $211,726 at March 31, 2025 and December 31, 2024, respectively)	806,057	813,345
Prepaid expenses and other assets (amounts related to VIEs of $46,605 and $15,036 at March 31, 2025 and December 31, 2024, respectively)	138,868	70,839
Investments in unconsolidated joint ventures	1,137,732	1,093,583
Total assets	$25,436,521	$26,084,980
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,283,239 and $3,282,027 at March 31, 2025 and December 31, 2024, respectively)	$4,277,710	$4,276,609
Unsecured senior notes, net	9,797,824	10,645,077
Unsecured line of credit	300,000	—
Unsecured term loans, net	796,158	798,813
Unsecured commercial paper	500,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $20,965 and $20,931 at March 31, 2025 and December 31, 2024, respectively)	368,379	370,885
Lease liabilities - operating leases (amounts related to VIEs of $160,805 and $157,691 at March 31, 2025 and December 31, 2024, respectively)	395,638	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $123,169 and $115,808 at March 31, 2025 and December 31, 2024, respectively)	398,760	401,874
Dividends and distributions payable	172,674	172,486
Accrued interest payable	120,432	128,098
Other liabilities (amounts related to VIEs of $108,335 and $126,202 at March 31, 2025 and December 31, 2024, respectively)	450,165	450,796
Total liabilities	17,577,740	18,137,324

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2025	December 31, 2024
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 133,051 and 128,227 units outstanding at redemption value at March 31, 2025 and December 31, 2024, respectively	8,940	9,535
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,402,227 and 158,253,895 issued and 158,323,327 and 158,174,995 outstanding at March 31, 2025 and December 31, 2024, respectively	1,583	1,582
Additional paid-in capital	6,846,015	6,836,093
Dividends in excess of earnings	(1,513,555)	(1,419,575)
Treasury common stock at cost, 78,900 shares at March 31, 2025 and December 31, 2024	(2,722)	(2,722)
Accumulated other comprehensive loss	(11,379)	(2,072)
Total stockholders’ equity attributable to BXP, Inc.	5,319,942	5,413,306
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	591,555	591,270
Property partnerships	1,938,344	1,933,545
Total equity	7,849,841	7,938,121
Total liabilities and equity	$25,436,521	$26,084,980

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended March 31,
	2025	2024
Revenue
Lease	$811,102	$788,590
Parking and other	30,242	32,216
Hotel	9,597	8,186
Development and management services	9,775	6,154
Direct reimbursements of payroll and related costs from management services contracts	4,499	4,293
Total revenue	865,215	839,439
Expenses
Operating
Rental	331,578	314,157
Hotel	7,565	6,015
General and administrative	52,284	50,018
Payroll and related costs from management services contracts	4,499	4,293
Transaction costs	768	513
Depreciation and amortization	220,107	218,716
Total expenses	616,801	593,712
Other income (expense)
Income (loss) from unconsolidated joint ventures	(2,139)	19,186
Loss on sales-type lease	(2,490)	—
Interest and other income (loss)	7,750	14,529
Gains (losses) from investments in securities	(365)	2,272
Unrealized gain (loss) on non-real estate investments	(483)	396
Impairment loss	—	(13,615)
Loss from early extinguishment of debt	(338)	—
Interest expense	(163,444)	(161,891)
Net income	86,905	106,604
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,749)	(17,221)
Noncontrolling interest—common units of the Operating Partnership	(6,979)	(9,500)
Net income attributable to BXP, Inc.	$61,177	$79,883
Basic earnings per common share attributable to BXP, Inc.
Net income	$0.39	$0.51
Weighted average number of common shares outstanding	158,202	156,983
Diluted earnings per common share attributable to BXP, Inc.
Net income	$0.39	$0.51
Weighted average number of common and common equivalent shares outstanding	158,632	157,132

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2025	2024
Net income	$86,905	$106,604
Other comprehensive income (loss):
Effective portion of interest rate contracts	(13,276)	16,351
Amortization of interest rate contracts (1)	3,081	3,360
Other comprehensive income (loss)	(10,195)	19,711
Comprehensive income	76,710	126,315
Net income attributable to noncontrolling interests	(25,728)	(26,721)
Other comprehensive (income) loss attributable to noncontrolling interests	888	(2,184)
Comprehensive income attributable to BXP, Inc.	$51,870	$97,410
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2024	158,175	$1,582	$6,836,093	$(1,419,575)	$(2,722)	$(2,072)	$591,270	$1,933,545	$7,938,121
Redemption of operating partnership units to common stock	112	1	3,675	—	—	—	(3,676)	—	—
Allocated net income for the period	—	—	—	61,177	—	—	6,979	18,749	86,905
Dividends/distributions declared	—	—	—	(155,157)	—	—	(18,149)	—	(173,306)
Shares issued pursuant to stock purchase plan	6	—	470	—	—	—	—	—	470
Net activity from stock option and incentive plan	30	—	1,232	—	—	—	20,989	—	22,221
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(281)	—	—	—	—	5,431	5,150
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(19,525)	(19,525)
Effective portion of interest rate contracts	—	—	—	—	—	(11,950)	(1,326)	—	(13,276)
Amortization of interest rate contracts	—	—	—	—	—	2,643	294	144	3,081
Reallocation of noncontrolling interest	—	—	4,826	—	—	—	(4,826)	—	—
Equity, March 31, 2025	158,323	$1,583	$6,846,015	$(1,513,555)	$(2,722)	$(11,379)	$591,555	$1,938,344	$7,849,841

Equity, December 31, 2023	156,941	$1,569	$6,715,149	$(816,152)	$(2,722)	$(21,147)	$666,580	$1,640,704	$8,183,981
Redemption of operating partnership units to common stock	36	1	1,302	—	—	—	(1,303)	—	—
Allocated net income for the period	—	—	—	79,883	—	—	9,500	17,221	106,604
Dividends/distributions declared	—	—	—	(153,908)	—	—	(18,864)	—	(172,772)
Shares issued pursuant to stock purchase plan	8	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	64	—	2,262	—	—	—	14,269	—	16,531
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	46,082	—	—	—	—	96,860	142,942
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(20,025)	(20,025)
Effective portion of interest rate contracts	—	—	—	—	—	14,646	1,705	—	16,351
Amortization of interest rate contracts	—	—	—	—	—	2,881	335	144	3,360
Reallocation of noncontrolling interest	—	—	(12,747)	—	—	—	12,747	—	—
Equity, March 31, 2024	157,049	$1,570	$6,752,648	$(890,177)	$(2,722)	$(3,620)	$684,969	$1,734,904	$8,277,572

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$86,905	$106,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,107	218,716
Impairment loss	—	13,615
Amortization of right of use assets - operating leases	203	1,441
Amortization of sales type lease	(281)	—
Non-cash compensation expense	22,917	18,873
Loss (Income) from unconsolidated joint ventures	2,139	(19,186)
Distributions of net cash flow from operations of unconsolidated joint ventures	17,053	8,643
(Gains) losses from investments in securities	365	(2,272)
Allowance for current expected credit losses	(23)	4
Non-cash portion of interest expense	9,257	12,109
Loss from early extinguishments of debt	338	—
Loss on sales-type lease	2,490	—
Unrealized (gain) loss on non-real estate investments	483	(396)
Change in assets and liabilities:
Tenant and other receivables, net	1,903	29,454
Accrued rental income, net	(28,178)	(35,945)
Prepaid expenses and other assets	(73,910)	(74,705)
Right of use assets - operating lease	—	(750)
Lease liabilities - operating leases	(162)	(1,241)
Accounts payable and accrued expenses	(14,664)	(20,725)
Accrued interest payable	(7,660)	(14,171)
Other liabilities	(11,862)	(12,846)
Tenant leasing costs	(17,384)	(29,627)
Total adjustments	123,131	90,991
Net cash provided by operating activities	210,036	197,595
Cash flows from investing activities:
Construction in progress	(138,796)	(181,636)
Building and other capital improvements	(57,395)	(32,087)
Tenant improvements	(60,338)	(53,377)
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086
Capital contributions to unconsolidated joint ventures	(52,611)	(26,457)
Investment in non-real estate investments	(434)	—
Issuance of note receivables (including related party)	(600)	(573)
Investments in securities, net	1,031	1,425
Net cash used in investing activities	(309,143)	(286,619)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,122)	(804)
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)
Borrowings on unsecured line of credit	360,000	—
Repayments of unsecured line of credit	(60,000)	—

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2025	2024
Borrowings on unsecured term loans	700,000	—
Repayment of unsecured term loans	(700,000)	—
Payments on finance lease obligations	(3,344)	(3,160)
Borrowings on commercial paper program	1,287,523	—
Repayments on commercial paper program	(1,287,523)	—
Deferred financing costs	(14,102)	(108)
Net activity from equity transactions	(821)	(2,136)
Dividends and distributions	(173,118)	(171,794)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	5,150	141,118
Distributions to noncontrolling interests in property partnerships	(19,525)	(20,025)
Net cash used in financing activities	(756,882)	(756,909)
Net decrease in cash and cash equivalents and cash held in escrows	(855,989)	(845,933)
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567
Cash and cash equivalents and cash held in escrows, end of period	$479,207	$766,634

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477
Cash held in escrows, beginning of period	80,314	81,090
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567

Cash and cash equivalents, end of period	$398,126	$701,695
Cash held in escrows, end of period	81,081	64,939
Cash and cash equivalents and cash held in escrows, end of period	$479,207	$766,634

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$175,700	$180,717
Interest capitalized	$10,317	$9,381

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(20,549)	$(27,993)
Change in real estate included in accounts payable and accrued expenses	$15,198	$(48,518)
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$25,637
Non-cash contributions from noncontrolling interests in property partnerships, net	$281	$52,786
Capitalized operating lease costs	$7,548	$7,548
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)
Mortgage note payable recorded upon consolidation	$—	$207,093
Real estate and intangibles recorded upon consolidation	$—	$(220,015)
Dividends and distributions declared but not paid	$172,674	$172,154
Conversions of noncontrolling interests to stockholders’ equity	$3,676	$1,303
Issuance of restricted securities to employees and non-employee directors	$42,281	$41,989

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,920,052 and $7,797,430 at March 31, 2025 and December 31, 2024, respectively)	$27,749,158	$27,504,358
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2025 and December 31, 2024, respectively)	372,845	372,922
Right of use assets - operating leases (amounts related to VIEs of $136,123 and $140,558 at March 31, 2025 and December 31, 2024, respectively)	330,129	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,660,324) and $(1,628,274) at March 31, 2025 and December 31, 2024, respectively)	(7,567,356)	(7,397,882)
Total real estate	20,884,776	20,814,165
Cash and cash equivalents (amounts related to VIEs of $238,137 and $373,737 at March 31, 2025 and December 31, 2024, respectively)	398,126	1,254,882
Cash held in escrows (amounts related to VIEs of $5,305 and $4,979 at March 31, 2025 and December 31, 2024, respectively)	81,081	80,314
Investments in securities	38,310	39,706
Tenant and other receivables, net (amounts related to VIEs of $29,067 and $20,435 at March 31, 2025 and December 31, 2024, respectively)	117,353	107,453
Note receivable, net	5,535	4,947
Related party notes receivables, net	88,816	88,779
Sales-type lease receivable, net	14,958	14,657
Accrued rental income, net (amounts related to VIEs of $443,953 and $435,110 at March 31, 2025 and December 31, 2024, respectively)	1,490,522	1,466,220
Deferred charges, net (amounts related to VIEs of $209,654 and $211,726 at March 31, 2025 and December 31, 2024, respectively)	806,057	813,345
Prepaid expenses and other assets (amounts related to VIEs of $46,605 and $15,036 at March 31, 2025 and December 31, 2024, respectively)	138,868	70,839
Investments in unconsolidated joint ventures	1,137,732	1,093,583
Total assets	$25,202,134	$25,848,890
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,283,239 and $3,282,027 at March 31, 2025 and December 31, 2024, respectively)	$4,277,710	$4,276,609
Unsecured senior notes, net	9,797,824	10,645,077
Unsecured line of credit	300,000	—
Unsecured term loans, net	796,158	798,813
Unsecured commercial paper	500,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $20,965 and $20,931 at March 31, 2025 and December 31, 2024, respectively)	368,379	370,885
Lease liabilities - operating leases (amounts related to VIEs of $160,805 and $157,691 at March 31, 2025 and December 31, 2024, respectively)	395,638	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $123,169 and $115,808 at March 31, 2025 and December 31, 2024, respectively)	398,760	401,874
Dividends and distributions payable	172,674	172,486
Accrued interest payable	120,432	128,098
Other liabilities (amounts related to VIEs of $108,335 and $126,202 at March 31, 2025 and December 31, 2024, respectively)	450,165	450,796
Total liabilities	17,577,740	18,137,324

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2025	December 31, 2024
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 133,051 and 128,227 units outstanding at redemption value at March 31, 2025 and December 31, 2024, respectively	8,940	9,535
Noncontrolling interests:
Redeemable partnership units— 15,624,856 and 15,730,882 common units and 2,794,004 and 2,335,229 long term incentive units outstanding at redemption value at March 31, 2025 and December 31, 2024, respectively	1,280,106	1,378,573
Capital:
Boston Properties Limited Partnership partners’ capital— 1,767,422 and 1,762,411 general partner units and 156,555,905 and 156,412,584 limited partner units outstanding at March 31, 2025 and December 31, 2024, respectively	4,408,383	4,391,985
Accumulated other comprehensive loss	(11,379)	(2,072)
Total partners’ capital	4,397,004	4,389,913
Noncontrolling interests in property partnerships	1,938,344	1,933,545
Total capital	6,335,348	6,323,458
Total liabilities and capital	$25,202,134	$25,848,890

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended March 31,
	2025	2024
Revenue
Lease	$811,102	$788,590
Parking and other	30,242	32,216
Hotel	9,597	8,186
Development and management services	9,775	6,154
Direct reimbursements of payroll and related costs from management services contracts	4,499	4,293
Total revenue	865,215	839,439
Expenses
Operating
Rental	331,578	314,157
Hotel	7,565	6,015
General and administrative	52,284	50,018
Payroll and related costs from management services contracts	4,499	4,293
Transaction costs	768	513
Depreciation and amortization	218,404	217,019
Total expenses	615,098	592,015
Other income (expense)
Income (loss) from unconsolidated joint ventures	(2,139)	19,186
Loss on sales-type lease	(2,490)	—
Interest and other income (loss)	7,750	14,529
Gains (losses) from investments in securities	(365)	2,272
Unrealized gain (loss) on non-real estate investments	(483)	396
Impairment loss	—	(13,615)
Loss from early extinguishment of debt	(338)	—
Interest expense	(163,444)	(161,891)
Net income	88,608	108,301
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,749)	(17,221)
Net income attributable to Boston Properties Limited Partnership	$69,859	$91,080
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.40	$0.52
Weighted average number of common units outstanding	175,752	175,255
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.40	$0.52
Weighted average number of common and common equivalent units outstanding	176,182	175,404

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2025	2024
Net income	$88,608	$108,301
Other comprehensive income (loss):
Effective portion of interest rate contracts	(13,276)	16,351
Amortization of interest rate contracts (1)	3,081	3,360
Other comprehensive income (loss)	(10,195)	19,711
Comprehensive income	78,413	128,012
Comprehensive income attributable to noncontrolling interests	(18,893)	(17,365)
Comprehensive income attributable to Boston Properties Limited Partnership	$59,520	$110,647
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2024	1,762	156,413	$4,391,985	$(2,072)	$1,933,545	$6,323,458	$1,378,573
Net activity from contributions and unearned compensation	1	35	1,702	—	—	1,702	20,989
Allocated net income for the period	—	—	62,880	—	18,749	81,629	6,979
Distributions	—	—	(155,157)	—	—	(155,157)	(18,149)
Conversion of redeemable partnership units	4	108	3,676	—	—	3,676	(3,676)
Adjustment to reflect redeemable partnership units at redemption value	—	—	103,578	—	—	103,578	(103,578)
Effective portion of interest rate contracts	—	—	—	(11,950)	—	(11,950)	(1,326)
Amortization of interest rate contracts	—	—	—	2,643	144	2,787	294
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(281)	—	5,431	5,150	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(19,525)	(19,525)	—
Equity, March 31, 2025	1,767	156,556	$4,408,383	$(11,379)	$1,938,344	$6,335,348	$1,280,106

Equity, December 31, 2023	1,755	155,185	$4,973,951	$(21,147)	$1,640,704	$6,593,508	$1,347,575
Net activity from contributions and unearned compensation	5	68	2,862	—	—	2,862	14,269
Allocated net income for the period	—	—	81,580	—	17,221	98,801	9,500
Distributions	—	—	(153,908)	—	—	(153,908)	(18,864)
Conversion of redeemable partnership units	2	34	1,303	—	—	1,303	(1,303)
Adjustment to reflect redeemable partnership units at redemption value	—	—	52,808	—	—	52,808	(52,808)
Effective portion of interest rate contracts	—	—	—	14,646	—	14,646	1,705
Amortization of interest rate contracts	—	—	—	2,881	144	3,025	335
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	46,082	—	96,860	142,942	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(20,025)	(20,025)	—
Equity, March 31, 2024	1,762	155,287	$5,004,678	$(3,620)	$1,734,904	$6,735,962	$1,300,409
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$88,608	$108,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,404	217,019
Impairment loss	—	13,615
Amortization of right of use assets - operating leases	203	1,441
Amortization of sales type lease	(281)	—
Non-cash compensation expense	22,917	18,873
Loss (Income) from unconsolidated joint ventures	2,139	(19,186)
Distributions of net cash flow from operations of unconsolidated joint ventures	17,053	8,643
(Gains) losses from investments in securities	365	(2,272)
Allowance for current expected credit losses	(23)	4
Non-cash portion of interest expense	9,257	12,109
Loss from early extinguishments of debt	338	—
Loss on sales-type lease	2,490	—
Unrealized (gain) loss on non-real estate investments	483	(396)
Change in assets and liabilities:
Tenant and other receivables, net	1,903	29,454
Accrued rental income, net	(28,178)	(35,945)
Prepaid expenses and other assets	(73,910)	(74,705)
Right of use assets - operating lease	—	(750)
Lease liabilities - operating leases	(162)	(1,241)
Accounts payable and accrued expenses	(14,664)	(20,725)
Accrued interest payable	(7,660)	(14,171)
Other liabilities	(11,862)	(12,846)
Tenant leasing costs	(17,384)	(29,627)
Total adjustments	121,428	89,294
Net cash provided by operating activities	210,036	197,595
Cash flows from investing activities:
Construction in progress	(138,796)	(181,636)
Building and other capital improvements	(57,395)	(32,087)
Tenant improvements	(60,338)	(53,377)
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086
Capital contributions to unconsolidated joint ventures	(52,611)	(26,457)
Investment in non-real estate investments	(434)	—
Issuance of note receivables (including related party)	(600)	(573)
Investments in securities, net	1,031	1,425
Net cash used in investing activities	(309,143)	(286,619)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,122)	(804)
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)
Borrowings on unsecured line of credit	360,000	—
Repayments of unsecured line of credit	(60,000)	—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2025	2024
Borrowings on unsecured term loan	700,000	—
Repayment of unsecured term loan	(700,000)	—
Payments on finance lease obligations	(3,344)	(3,160)
Borrowings on commercial paper program	1,287,523	—
Repayments on commercial paper program	(1,287,523)	—
Deferred financing costs	(14,102)	(108)
Net activity from equity transactions	(821)	(2,136)
Distributions	(173,118)	(171,794)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	5,150	141,118
Distributions to noncontrolling interests in property partnerships	(19,525)	(20,025)
Net cash used in financing activities	(756,882)	(756,909)
Net decrease in cash and cash equivalents and cash held in escrows	(855,989)	(845,933)
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567
Cash and cash equivalents and cash held in escrows, end of period	$479,207	$766,634

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477
Cash held in escrows, beginning of period	80,314	81,090
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567

Cash and cash equivalents, end of period	$398,126	$701,695
Cash held in escrows, end of period	81,081	64,939
Cash and cash equivalents and cash held in escrows, end of period	$479,207	$766,634

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$175,700	$180,717
Interest capitalized	$10,317	$9,381

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(20,549)	$(27,993)
Change in real estate included in accounts payable and accrued expenses	$15,198	$(48,518)
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$25,637
Non-cash contributions from noncontrolling interests in property partnerships, net	$281	$52,786
Capitalized operating lease costs	$7,548	$7,548
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)
Mortgage notes payable recorded upon consolidation	$—	$207,093
Real estate and intangibles recorded upon consolidation	$—	$(220,015)
Distributions declared but not paid	$172,674	$172,154
Conversions of redeemable partnership units to partners’ capital	$3,676	$1,303
Issuance of restricted securities to employees and non-employee directors	$42,281	$41,989
The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at March 31, 2025, owned an approximate 89.6% (89.7% at December 31, 2024) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
•common units of partnership interest (also referred to as “OP Units”) and
•long term incentive units of partnership interest (also referred to as “LTIP Units”)
Unless specifically noted otherwise, all references to OP Units exclude units held by BXP. A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP is obligated to redeem the OP Unit for cash equal to the value of a share of common stock of BXP (“Common Stock”). In lieu of such cash redemption, BXP may elect to acquire the OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that BXP owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and it has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2025 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2022 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2023 - 2025 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2022 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2023 - 2025 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2022 MYLTIP Units), whether vested or not, receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 9 and 13).
Properties
At March 31, 2025, the Company owned or had joint venture interests in a portfolio of 185 commercial real estate properties (the “Properties”) aggregating approximately 53.4 million net rentable square feet of primarily office properties, including nine properties under construction/redevelopment totaling approximately 3.0 million net rentable square feet. At March 31, 2025, the Properties consisted of:
•162 office properties (including six properties under construction/redevelopment);
•14 retail properties (including one property under construction);
•eight residential properties (including two properties under construction); and
•one hotel.
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

The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2024.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified 11 entities that are VIEs as of March 31, 2025 and has determined that it is the primary beneficiary for nine of these entities as of March 31, 2025.
Consolidated Variable Interest Entities
As of March 31, 2025, BXP has identified nine consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following six in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square (formerly Times Square Tower), 601 Lexington Avenue, 300 Binney Street, Atlantic Wharf Office Building and 100 Federal Street, (ii) 343 Madison Avenue, which is categorized as land held for future development and (iii) 290 Binney Street, which is currently under development.
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
Variable Interest Entities Not Consolidated
As of March 31, 2025, BXP has identified two unconsolidated joint venture entities that are classified as VIEs. The CAB 290 Coles Venture LLC and CAB 290 Coles Holdco LLC joint ventures are VIEs because the Company does not consolidate the entities as it does not have the power to direct the activities that, when taken together, most significantly impact the VIEs’ performance and, therefore, the Company is not considered to be the primary beneficiary.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for March 31, 2025 and December 31, 2024, the financial instruments that are being valued for disclosure purposes, as well as the Level at which they are categorized as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

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
At March 31, 2025 and December 31, 2024, the Company had $500.0 million outstanding under its unsecured commercial paper program (See Note 6). Due to their short-term maturity and stated interest rates at approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at March 31, 2025 and December 31, 2024.
The Company’s non-real estate investments are shown within Prepaid and Other Assets on the Consolidated Balance Sheets and were approximately $7.7 million and $7.1 million at March 31, 2025 and December 31, 2024, respectively. The non-real estate investments utilize net asset value as the practical expedient.
Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party notes receivable, net	$88,816	$87,815	$88,779	$89,213
Note receivable, net	5,535	5,249	4,947	6,187
Sales-type lease receivable, net	14,958	13,757	14,657	13,632
Total	$109,309	$106,821	$108,383	$109,032

Mortgage notes payable, net	$4,277,710	$3,868,743	$4,276,609	$3,808,095
Unsecured senior notes, net	9,797,824	9,265,592	10,645,077	10,005,606
Unsecured line of credit	300,000	298,007	—	—
Unsecured term loans, net	796,158	801,420	798,813	799,580
Unsecured commercial paper	500,000	500,000	500,000	500,000
Total	$15,671,692	$14,733,762	$16,220,499	$15,113,281
Recurring Fair Value
Derivatives
In addition to the financial instruments noted above, the Company uses interest rate swap agreements to manage its interest rate risk (See Notes 7 and 14). The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table presents the aggregate fair value of the Company’s interest rate swaps as of March 31, 2025 and December 31, 2024 (in thousands):

Fair value	March 31, 2025	December 31, 2024
Interest rate swaps	$(4,079)	$5,252
Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these amounts deferred based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At March 31, 2025 and December 31, 2024, the Company had maintained approximately $38.1 million and $39.4 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains (losses) of approximately $(0.4) million and $2.3 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended March 31, 2025 and March 31, 2024, respectively, primarily due to the observable change in fair value.
3. Real Estate
BXP
Real estate consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Land	$5,319,140	$5,318,724
Right of use assets - finance leases	372,845	372,922
Right of use assets - operating leases	330,129	334,767
Land held for future development (1)	730,944	714,050
Buildings and improvements	17,198,604	17,149,702
Tenant improvements	3,902,214	3,866,371
Furniture, fixtures and equipment	56,532	57,136
Construction in progress	907,989	764,640
Total	28,818,397	28,578,312
Less: Accumulated depreciation	(7,699,234)	(7,528,057)
	$21,119,163	$21,050,255
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Land	$5,224,431	$5,224,015
Right of use assets - finance leases	372,845	372,922
Right of use assets - operating leases	330,129	334,767
Land held for future development (1)	730,944	714,050
Buildings and improvements	16,927,048	16,878,146
Tenant improvements	3,902,214	3,866,371
Furniture, fixtures and equipment	56,532	57,136
Construction in progress	907,989	764,640
Total	28,452,132	28,212,047
Less: Accumulated depreciation	(7,567,356)	(7,397,882)
	$20,884,776	$20,814,165
_______________
(1)Includes pre-development costs.
Development
On January 16, 2025, the Company partially placed in-service Reston Next Retail, a retail project with approximately 33,000 net rentable square feet located in Reston, Virginia.
On March 31, 2025, the Company commenced the redevelopment of 1050 Winter Street in Waltham, Massachusetts. 1050 Winter Street is a redevelopment of an approximately 162,000 net rentable square foot office property. The project is fully pre-leased (See Note 14).
4. Leases
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three months ended March 31, 2025 and 2024 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
Lease Revenue	2025	2024
Fixed contractual payments	$666,235	$648,890
Variable lease payments	144,560	139,458
Sales-type lease revenue	307	242
	$811,102	$788,590

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2025 and December 31, 2024:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		March 31, 2025	December 31, 2024
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(23,756)	$(11,924)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(2)	29,668	29,775
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(11,952)	(11,696)
501 K Street LLC	1001 6th Street	50.00%		45,903	45,903
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		41,153	42,310
Residential Tower Developer LLC	Hub50House	50.00%		40,492	42,493
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		14,464	14,271
Office Tower Developer LLC	100 Causeway Street	50.00%		55,821	55,810
1265 Main Office JV LLC	1265 Main Street	50.00%		3,461	3,476
BNY Tower Holdings LLC	Dock 72	50.00%	(3)	(12,477)	(9,889)
CA-Colorado Center, LLC	Colorado Center	50.00%		68,235	65,000
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		48,183	48,423
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		111,865	112,771
Platform 16 Holdings LP	Platform 16	55.00%		57,775	56,265
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		272,872	272,000
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,060	27,051
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(4)	132	—
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(5)	79,883	74,592
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,691	14,844
751 Gateway Holdings LLC	751 Gateway	49.00%		121,058	99,701
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		67,165	70,673
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		18,487	18,225
CAB 290 Coles Venture LLC	290 Coles Street - Common Equity	19.46%	(6)	19,364	N/A
CAB 290 Coles Holdco LLC	290 Coles Street - Preferred Equity	—%	(6)(7)	—	N/A
				$1,089,547	$1,060,074
 _______________
(1)Investments with deficit balances aggregating approximately $48.2 million and $33.5 million at March 31, 2025 and December 31, 2024, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(3)This property includes net equity balances from the amenity joint venture.
(4)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1.0% interest in each of the two entities through which each partner owns its interest in the joint venture.
(5)The Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 35.02% indirect ownership in the joint venture, and (3) an additional 1.0% interest in the entity through which the partner owns its interest in the joint venture.
(6)This entity is a VIE (See Note 2).
(7)The Company agreed to fund up to $65.0 million of the required capital through its preferred equity investment. The Company’s preferred equity investment is expected to earn a 13.0% internal rate of return (“IRR”) and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030.

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint venture. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, one or more partners could be entitled to an additional promoted interest or payments.
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,820,435	$5,748,198
Other assets (2)	700,641	703,096
Total assets	$6,521,076	$6,451,294
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,213,566	$3,206,723
Other liabilities (3)	251,826	292,125
Members’/Partners’ equity	3,055,684	2,952,446
Total liabilities and members’/partners’ equity	$6,521,076	$6,451,294
Company’s share of equity	$1,371,939	$1,344,543
Basis differentials (4)	(282,392)	(284,469)
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$1,089,547	$1,060,074
_______________
(1)At March 31, 2025 and December 31, 2024, this amount included right of use assets - operating leases totaling approximately $18.7 million and $19.0 million, respectively.
(2)At March 31, 2025 and December 31, 2024, this amount included sales-type lease receivable, net totaling approximately $14.2 million and $14.1 million, respectively.
(3)At March 31, 2025 and December 31, 2024, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
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

	March 31, 2025	December 31, 2024
Property	(in thousands)
Colorado Center	$128,562	$127,632
200 Fifth Avenue	48,017	49,656
Gateway Commons	(73,693)	(74,500)
Safeco Plaza	(74,822)	(75,576)
Dock 72	(91,159)	(92,054)
360 Park Avenue South	(112,372)	(113,265)
Platform 16	(142,683)	(142,698)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities. An additional $35.8 million and $36.3 million of other basis differentials are not included above at March 31, 2025 and December 31, 2024, respectively.
(5)Investments with deficit balances aggregating approximately $48.2 million and $33.5 million at March 31, 2025 and December 31, 2024, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
Total revenue (1)	$130,687	$130,392
Expenses
Operating	53,729	49,194
Transaction costs	170	2
Depreciation and amortization	42,379	39,424
Total expenses	96,278	88,620
Other income (expense)
Loss from early extinguishment of debt	(62)	—
Interest expense	(44,432)	(43,563)
Unrealized gain (loss) on derivative instruments	(8,325)	10,112
Net income (loss)	$(18,410)	$8,321

Company’s share of net income (loss)	$(5,796)	$2,960
Gain on sale / consolidation	—	21,696
Basis differential (2)	3,657	(5,470)
Income (loss) from unconsolidated joint ventures	$(2,139)	$19,186
_______________
(1)Includes straight-line rent adjustments of approximately $3.4 million and $7.7 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes depreciation and amortization of approximately $(1.4) million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively. Includes unrealized gain (loss) on derivative instruments of approximately $(2.2) million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.
On February 27, 2025, a joint venture in which the Company has a 50% ownership interest, entered into a $252.0 million mortgage loan secured by 7750 Wisconsin Avenue in Bethesda, Maryland. The loan is scheduled to mature on March 1, 2035, bears interest at a fixed rate of 5.49% per annum, and requires monthly principal and interest payments. The proceeds from the loan were used to repay the existing $252.0 million construction loan collateralized by the property. The repayment resulted in the joint venture recognizing a loss from early extinguishment of debt of approximately $0.1 million related to unamortized finance costs during the three months ended March 31, 2025. 7750 Wisconsin Avenue is an office property with approximately 736,000 net rentable square feet.
On March 5, 2025, the Company acquired a 19.46% interest in a joint venture that is developing 290 Coles Street located in Jersey City, New Jersey for a gross purchase price of approximately $20.0 million. Additionally, the Company agreed to fund up to $65.0 million of the required capital through a preferred equity investment. The Company’s preferred equity investment is expected to earn a 13.0% IRR and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030. On March 5, 2025, the joint venture entered into a $225.0 million construction loan, which will fund construction costs after the funding of all common and preferred equity investments required by the construction loan agreement. The loan bears interest at a variable rate equal to Term SOFR plus 2.50% per annum and is scheduled to mature on March 5, 2029 with an additional one-year extension option, subject to certain conditions. When completed, 290 Coles Street is expected to be a 670-unit residential property with retail space aggregating approximately 560,000 net rentable square feet.

6. Debt
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of March 31, 2025 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	3.650%	3.766%	$1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
10 Year Unsecured Senior Notes	5.750%	5.842%	850,000	January 15, 2035
Total principal			9,850,000
Less:
Net unamortized discount			10,265
Deferred financing costs, net			41,911
Total			$9,797,824
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
On January 15, 2025, BPLP repaid $850.0 million in aggregate principal amount of its 3.200% senior notes due January 15, 2025. The repayment was completed with available cash and the proceeds from BPLP’s August 2024 offering of 5.750% unsecured senior notes due 2035. The repayment price was approximately $863.6 million, which was equal to the stated principal plus approximately $13.6 million of accrued and unpaid interest to, but not including, the repayment date.
Unsecured Credit Facility and Unsecured Term Loans
On March 28, 2025, BPLP amended and restated its revolving credit agreement (as amended and restated, the “2025 Credit Facility”). The 2025 Credit Facility provides for aggregate borrowings of up to $2.950 billion through an unsecured revolving credit facility and an unsecured term loan facility, subject to customary conditions. Among other things, the amendment and restatement (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $2.0 billion to $2.250 billion, (2) extended the maturity date of the Revolving Facility from June 15, 2026 to March 29, 2030, and (3) added a $700.0 million unsecured term loan facility (the “Term Loan Facility”) with an initial maturity date of March 30, 2029, with two, six-month extension options, each subject to customary conditions. In addition, BPLP may increase the total commitment under the 2025 Credit Facility to a maximum commitment amount of up to $3.5 billion through increase(s) in the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase(s) and other customary conditions. In connection with the amendment and restatement, the Company recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the three months ended March 31, 2025.
At BPLP’s option, loans under the 2025 Credit Facility that are advanced in U.S. dollars will bear interest at a rate per annum equal to Term SOFR, Daily Simple SOFR or a Base Rate (each as defined in the Tenth Amended and Restated Credit Agreement, which governs the 2025 Credit Facility (the “Credit Agreement”)), in each case, plus a margin based on BPLP’s credit rating ranging from (i) for Term SOFR and Daily Simple SOFR loans, (a) under the Revolving Facility, 70.0 to 140.0 basis points, or (b) under the Term Loan Facility, 75.0 to 160.0 basis points (plus a SOFR conversion adjustment of 10 basis points) (See Note 14), and (ii) for Base Rate loans, (a) under the Revolving Facility, 0 to 40.0 basis points, or (b) under the Term Loan Facility, 0 to 60.0 basis points. At BPLP’s option, loans under the Revolving Facility can also be denominated in Euros, Sterling or Canadian Dollars and such loans will bear interest at a rate per annum equal to (1) in the case of loans denominated in Euro, EURIBOR, (2) in the case of loans denominated in Canadian Dollars, Term CORRA (as adjusted), and (3) in the case of loans denominated in Sterling, SONIA (as adjusted), plus, in each case, a margin based on BPLP’s credit rating as described above for loans under the Revolving Facility.
Pursuant to the 2025 Credit Facility, BPLP is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on BPLP’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit ranging from 0.70% to 1.40% based on BPLP’s credit rating.
Based on BPLP’s March 31, 2025 credit rating, (1) for SOFR-based loans under the Revolving Facility, the per annum interest rate margin is 0.850%, (2) for SOFR-based loans under the Term Loan Facility, the per annum interest rate margin is 1.05% (as adjusted) (See Note 14), (3) for Base Rate-based loans under both the Revolving Facility and Term Loan Facility, the margin is zero basis points and (4) the facility fee for commitments under the Revolving Facility is 0.20% per annum.
The 2025 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay all outstanding amounts and the cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2025 Credit Facility requires that BPLP maintain: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At March 31, 2025, BPLP was in compliance with each of these financial restrictions and requirements.
At closing on March 28, 2025, BPLP drew the full $700.0 million of the Term Loan Facility under the 2025 Credit Facility, the proceeds of which were used to fully repay the remaining $700.0 million of borrowings outstanding under it’s $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). The 2023 Unsecured Term Loan was scheduled to mature on May 16, 2025. There was no prepayment penalty associated with the repayment of the 2023 Unsecured Term Loan.
At March 31, 2025, BPLP had $300.0 million and $700.0 million outstanding under the Revolving Facility and Term Loan Facility, respectively. The 2025 Credit Facility is used as a backstop for BPLP’s $750.0 million unsecured commercial paper program (the “Commercial Paper Program”) (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2025 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
Unsecured Commercial Paper
On March 28, 2025, BPLP increased the amount by which it may issue unsecured commercial paper notes under the Commercial Paper Program from $500.0 million to $750.0 million. Other than the increase in the program’s maximum capacity, all other terms of the Commercial Paper Program remain unchanged. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $750.0 million with varying maturities of up to one year. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The Commercial Paper Program is backstopped by available capacity under the 2025 Credit Facility. At March 31, 2025, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.66% per annum and had a weighted-average maturity of 48 days from the issuance date.

7. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of March 31, 2025, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur any ineffectiveness during the three months ended March 31, 2025.
BPLP’s and SMBP LLC’s derivative contracts consisted of the following at March 31, 2025 (dollars in thousands) (See Note 14):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
BPLP:
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Other liabilities	$(4,079)
Interest Rate Swaps	100,000	September 27, 2024	April 1, 2025	2.688%	—	2.688%	N/A	—
	700,000							(4,079)
SMBP LLC (1)
Interest Rate Swaps	200,000	December 14, 2023	April 1, 2025	2.661%	—	2.688%	N/A	—
	$900,000							$(4,079)
_______________
(1)A consolidated subsidiary of the Company that is the borrower under the mortgage loan collateralized by its Santa Monica Business Park property.
The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss) (1)	$(13,276)	$16,351
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$3,081	$3,360
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—
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

8. Commitments and Contingencies
General
In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence. In addition, in the normal course of business, the Company guarantees to certain tenants the obligations of the Company’s subsidiaries to complete construction of the building, to pay tenant improvement allowances and brokerage commissions in connection with their leases and limited costs arising from delays in delivery of their premises.
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $20.3 million at March 31, 2025.
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
In connection with the sale of Metropolitan Square, an approximately 657,000 square foot office building in Washington, DC in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as-needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of March 31, 2025, the Company has funded approximately $5.5 million under the mezzanine loan.
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
On January 25, 2024, the New York Supreme Court granted in part the seller’s motion for summary judgment finding that the Company owes the seller an “Additional Fee” and a “Final Fee” under the terms of the parties’ purchase agreement. The court issued a follow-on order on February 8, 2024, confirming its earlier order that the seller is entitled to the fees described in the parties’ agreement. Other than the “Fixed Fee,” which the Company agreed to pay and for which it had established a reserve of approximately $2.2 million (including interest), the amount of the fees (if any) that are due to the seller has not been determined. On December 9, 2024, the court issued a judgment awarding the seller the Fixed Fee (including interest) of approximately $2.7 million and the Company paid this fee following the judgment. For the Additional Fee and Final Fee, the seller submitted a request for the appointment of a Special Referee on January 7, 2025. Separately, the Company filed a notice of appeal on January 15, 2025 to preserve the Company’s ability to appeal the grant of summary judgment on the question of whether the Company is liable for payment of the Additional Fee and Final Fee. The Company has until July 15, 2025 (six months from the notice of appeal) to perfect the appeal.

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
On May 16, 2024, Brammer’s motion for a preliminary injunction was denied by the trial court. Brammer subsequently appealed that decision, electing pursuant to Massachusetts civil procedure rules to petition for appeals to both a single justice of the Massachusetts Appeals Court and to a full appellate panel. On July 16, 2024, the single justice assigned to the appeal issued an order declining to rule on the substance of the appeal petition. Brammer still has the right to pursue the full panel hearing, although no date has been set for any such hearing. In the meantime, the remainder of the case is proceeding on the standard litigation timeline.
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
The Company is a named defendant in an alleged collective and class action wage and hour lawsuit filed on behalf of certain individuals who provided off-duty, uniformed security services at the Company’s buildings in New York City pursuant to the New York Police Department’s Paid Detail Program. In addition to the Company, the plaintiffs also named as defendants more than ninety (90) other entities and institutions in the city. The plaintiffs filed the lawsuit in the United States District Court for the Southern District of New York on January 24, 2025, and brought the claims under the Fair Labor Standards Act, the New York Labor Law and the Freelance Isn’t Free Act. The plaintiffs subsequently amended the complaint on February 7, 2025 and on February 24, 2025. Each of the complaints alleges that the plaintiffs were not paid certain wages owed to them or were not paid in a timely manner and that the plaintiffs did not receive certain wage payment notices required by law. The Company has not yet filed a responsive pleading and discovery has not yet commenced. As a result, the Company is unable to estimate a range of loss for which losses are reasonably possible. Although the Company believes it has meritorious defenses to the claims and intends to defend against them vigorously, there can be no assurance that the Company will prevail in the lawsuit.

9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2025, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2023 MYLTIP Units	2024 MYLTIP Units	2025 MYLTIP Units
15,624,856	2,794,004	322,053	330,479	354,940
__________
(1)Includes 688,027 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2022 (i.e., 2012 OPP and 2013 - 2022 MYLTIP awards).
Noncontrolling Interest—Common Units
During the three months ended March 31, 2025, 112,308 OP Units were presented by the holders for redemption (including an aggregate of 9,425 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At March 31, 2025, BPLP had outstanding the 2023 - 2025 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2023 - 2025 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of Common Stock equal to the number of 2023 - 2025 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2023 - 2025 MYLTIP Units.
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
The following table presents BPLP’s distributions on the OP Units and LTIP Units and MYLTIP Units paid or declared in 2025 and during the three months ended March 31, 2024:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2025	April 30, 2025	$0.98	$0.098
December 31, 2024	January 30, 2025	$0.98	$0.098
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. Based on the last reported price of a share of Common Stock on the New York Stock Exchange of $67.19 per share on March 31, 2025, the value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2022 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at March 31, 2025 was approximately $1.3 billion.

Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.9 billion at March 31, 2025 and December 31, 2024, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
10. Stockholders’ Equity / Partners’ Capital
As of March 31, 2025, BXP had 158,323,327 shares of Common Stock outstanding.
As of March 31, 2025, BXP owned 1,767,422 general partnership units and 156,555,905 limited partnership units in BPLP.
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
During the three months ended March 31, 2025, BXP issued 112,308 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2025 and during the three months ended March 31, 2024:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 31, 2025	April 30, 2025	$0.98	$0.98
December 31, 2024	January 30, 2025	$0.98	$0.98
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98
11. Segment Information
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
Asset information by segment is not reported because the Company and the CODMs are not provided with the segment asset information and therefore do not use this measure to assess performance or allocate resources. Asset values for the Company’s properties are reported in the Consolidated Balance Sheets at historical cost, which may not reflect current market values. Therefore, depreciation and amortization expense is not allocated among segments. The following are not included in the Company’s share of NOI as they are not necessarily linked to the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level: development and management services revenue, direct reimbursements of payroll and related costs from management services contracts, income (loss) from unconsolidated joint ventures, interest and other income (loss), gains (losses) from investments in securities, unrealized gain (loss) on non-real estate investments, corporate general and administrative expense, payroll and related costs from management services contracts, transaction costs, depreciation and amortization expense, loss on sales-type lease, impairment loss, loss from early extinguishment of debt, interest expense and net income attributable to noncontrolling interests. The Company’s share of NOI presented may not be comparable to what is reported by other REITs or real estate companies that define NOI differently.
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
The following tables present reconciliations of Company’s share of NOI to Net Income Attributable to BXP, Inc. and Net Income Attributable to Boston Properties Limited Partnership for the three months ended March 31, 2025 and 2024.
BXP

	Three months ended March 31,
	2025	2024
	(in thousands)
Company’s share of NOI	$494,778	$497,680
Add:
Development and management services revenue	9,775	6,154
Direct reimbursements of payroll and related costs from management services contracts	4,499	4,293
Income (loss) from unconsolidated joint ventures	(2,139)	19,186
Interest and other income (loss)	7,750	14,529
Gains (losses) from investments in securities	(365)	2,272
Unrealized gain (loss) on non-real estate investments	(483)	396
Net operating income attributable to noncontrolling interests in property partnerships	49,702	46,570
Less:
General and administrative expense	52,284	50,018
Payroll and related costs from management services contracts	4,499	4,293
Transaction costs	768	513
Depreciation and amortization expense	220,107	218,716
Loss on sales-type lease	2,490	—
Net operating income from unconsolidated joint ventures	32,682	35,430
Impairment loss	—	13,615
Loss from early extinguishment of debt	338	—
Interest expense	163,444	161,891
Net Income	86,905	106,604
Less:
Noncontrolling interests in property partnerships	18,749	17,221
Noncontrolling interest—common units of the Operating Partnership	6,979	9,500
Net income attributable to BXP, Inc.	$61,177	$79,883

BPLP

	Three months ended March 31,
	2025	2024
	(in thousands)
Company’s share of NOI	$494,778	$497,680
Add:
Development and management services revenue	9,775	6,154
Direct reimbursements of payroll and related costs from management services contracts	4,499	4,293
Income (loss) from unconsolidated joint ventures	(2,139)	19,186
Interest and other income (loss)	7,750	14,529
Gains (losses) from investments in securities	(365)	2,272
Unrealized gain (loss) on non-real estate investments	(483)	396
Net operating income attributable to noncontrolling interests in property partnerships	49,702	46,570
Less:
General and administrative expense	52,284	50,018
Payroll and related costs from management services contracts	4,499	4,293
Transaction costs	768	513
Depreciation and amortization expense	218,404	217,019
Loss on sales-type lease	2,490	—
Net operating income from unconsolidated joint ventures	32,682	35,430
Impairment loss	—	13,615
Loss from early extinguishment of debt	338	—
Interest expense	163,444	161,891
Net Income	88,608	108,301
Less:
Noncontrolling interests in property partnerships	18,749	17,221
Net income attributable to Boston Properties Limited Partnership	$69,859	$91,080
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
	(in thousands)
Revenue	$865,215	$839,439
Less:
Development and management services	9,775	6,154
Direct reimbursements of payroll and related costs from management services contracts	4,499	4,293
Total rental revenue	$850,941	$828,992
The following tables present the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the three months ended March 31, 2025 and 2024 (dollars in thousands).

For the three months ended March 31, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$305,289	$17,165	$263,425	$125,808	$11,991	$105,318	$828,996
Residential	4,129	—	—	3,503	—	4,716	12,348
Hotel	9,597	—	—	—	—	—	9,597
Total	319,015	17,165	263,425	129,311	11,991	110,034	850,941
% of Grand Totals	37.48%	2.02%	30.96%	15.20%	1.41%	12.93%	100.00%
Rental Expenses:
Office	116,885	6,496	109,961	48,552	2,996	40,791	325,681
Residential	1,808	—	—	2,140	—	1,949	5,897
Hotel	7,565	—	—	—	—	—	7,565
Total	126,258	6,496	109,961	50,692	2,996	42,740	339,143
% of Grand Totals	37.23%	1.92%	32.42%	14.95%	0.88%	12.60%	100.00%
Net operating income	$192,757	$10,669	$153,464	$78,619	$8,995	$67,294	$511,798
% of Grand Totals	37.66%	2.08%	29.99%	15.36%	1.76%	13.15%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(15,301)	—	(34,401)	—	—	—	(49,702)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,451	7,352	3,513	4,581	2,257	6,528	32,682
Company’s share of net operating income	$185,907	$18,021	$122,576	$83,200	$11,252	$73,822	$494,778
% of Grand Totals	37.58%	3.64%	24.77%	16.82%	2.27%	14.92%	100.00%

For the three months ended March 31, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$280,466	$20,401	$260,809	$132,614	$10,910	$102,922	$808,122
Residential	4,196	—	—	3,958	—	4,530	12,684
Hotel	8,186	—	—	—	—	—	8,186
Total	292,848	20,401	260,809	136,572	10,910	107,452	828,992
% of Grand Totals	35.33%	2.46%	31.46%	16.47%	1.32%	12.96%	100.00%
Rental Expenses:
Office	105,171	6,567	107,481	46,942	3,081	39,229	308,471
Residential	1,593	—	—	2,218	—	1,875	5,686
Hotel	6,015	—	—	—	—	—	6,015
Total	112,779	6,567	107,481	49,160	3,081	41,104	320,172
% of Grand Totals	35.23%	2.05%	33.57%	15.35%	0.96%	12.84%	100.00%
Net operating income	$180,069	$13,834	$153,328	$87,412	$7,829	$66,348	$508,820
% of Grand Totals	35.39%	2.72%	30.13%	17.18%	1.54%	13.04%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,056)	—	(35,514)	—	—	—	(46,570)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,757	7,248	5,984	5,154	1,876	6,411	35,430
Company’s share of net operating income	$177,770	$21,082	$123,798	$92,566	$9,705	$72,759	$497,680
% of Grand Totals	35.71%	4.24%	24.88%	18.60%	1.95%	14.62%	100.00%

12. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income attributable to BXP, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to BXP, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units required, and the 2023 - 2025 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2025
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$61,177	158,202	$0.39
Effect of Dilutive Securities:
Stock Based Compensation	—	430	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$61,177	158,632	$0.39

	Three months ended March 31, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$79,883	156,983	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	149	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$79,883	157,132	$0.51

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units required, and the 2023 - 2025 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,550,000 and 18,272,000 redeemable common units for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31, 2025
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$69,859	175,752	$0.40
Effect of Dilutive Securities:
Stock Based Compensation	—	430	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$69,859	176,182	$0.40

	Three months ended March 31, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$91,080	175,255	$0.52
Effect of Dilutive Securities:
Stock Based Compensation	—	149	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$91,080	175,404	$0.52

13. Stock Option and Incentive Plan
On January 22, 2025, BXP’s Compensation Committee approved the 2025 Multi-Year Long-Term Incentive Program (the “2025 MYLTIP”) awards under the BXP, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. The 2025 MYLTIP awards consist of three components. Two of the components are each weighted 40% and utilize BXP’s TSR and BXP’s diluted Funds from Operations (“FFO”) per share growth, respectively, over a three-year measurement period as the performance metrics and the third component, weighted 20%, utilizes an average leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 354,940 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 177,470 LTIP Units. Under ASC 718, the 2025 MYLTIP awards have an aggregate value of approximately $12.7 million.
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
During the three months ended March 31, 2025, BXP issued 49,486 shares of restricted common stock and BPLP issued 390,825 LTIP Units and 354,940 2025 MYLTIP Units to employees and the life sciences advisory board members under the 2021 Plan. Employees and life sciences advisory board members paid $0.25 per LTIP Unit and 2025 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the three months ended March 31, 2025 were valued at approximately $3.6 million. The LTIP Units granted were valued at approximately $26.0 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2025 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $23.0 million and $18.5 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was (1) an aggregate of approximately $36.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $3.8 million of unrecognized compensation expense related to unvested 2023 - 2025 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years.
14. Subsequent Events
On April 5, 2025, the Company partially placed in-service 1050 Winter Street in Waltham, Massachusetts. 1050 Winter Street is a redevelopment of an approximately 162,000 net rentable square foot office property. The project is fully pre-leased.
On April 8, 2025, BPLP entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swap contracts that expired on April 1, 2025. The interest rate swap was entered into to fix Daily Simple SOFR at a fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026.
On April 22, 2025, BPLP amended the Credit Agreement governing its 2025 Credit Facility to remove the SOFR conversion adjustment of 10 basis points previously applicable to the Term Loan Facility. Other than the foregoing, the material terms of the Credit Agreement remained unchanged (See Note 6).

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. The forward-looking statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that forward-looking statements are based on current beliefs, expectations of future events and assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will,” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. If one or more of these known or unknown risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results, trends and assumptions at the time they are made, to anticipate future results or trends.
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to adverse changes in general economic and capital market conditions, including continued inflation, elevated interest rates, supply chain disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•volatile or adverse global economic and political conditions, including policy changes by the presidential administration, such as the direct and indirect negative impacts that new and increased tariffs may have on (1) our current and prospective clients and their demand for office space and (2) the costs and availability of construction materials and the economic returns on our construction and development activities, the impact of geopolitical conflicts, health crises and dislocations in the credit markets could adversely affect economic conditions and/or restrict our access to cost-effective capital, which could have a material adverse effect on our business opportunities, results of operations and financial condition;
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on attractive terms, sustained changes in client preferences and space utilization, dependence on clients’ financial condition, and competition from other developers, owners and operators of real estate);
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
•risks associated with BXP’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”);
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of March 31, 2025) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvement allowances, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, the date by which we expect to begin revenue recognition for the lease under generally accepted accounting principles (“GAAP”), current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights and general economic factors.

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
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 88% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of March 31, 2025, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of March 31, 2025, our CBD assets are 89.8% occupied and 92.3% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
As of March 31, 2025, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.9 years, and (2) our 20 largest clients, based on square feet, was approximately 9.8 years.
Outlook
The market is experiencing increased volatility in the capital markets, heightened concerns over the potential for inflation and increased interest rates and a reduction in consumer confidence. These factors led many to forecast a potential recession or decline in U.S. Gross Domestic Product (“GDP”) growth in 2025, and the recent report that first quarter GDP declined by 0.3% did not contradict those forecasts.
For BXP, the primary drivers of leasing activity continue to be corporate confidence and in-person workplace behavior. Despite our initial concerns that clients might delay or cancel space requirements in response to a more uncertain operating environment, we have not observed this trend to date. Of the approximately one million square feet currently under negotiation, only one prospective user—accounting for approximately 8,000 square feet—has elected not to move forward, citing current market conditions. Our overall leasing pipeline remains active and robust.

In the life sciences sector, proposed federal funding cuts to the National Institutes of Health and other research organizations, as well as uncertainties regarding U.S. Food and Drug Administration approvals, are creating additional headwinds. These challenges are leading some investors and operators within the life sciences community to reconsider new financial commitments, which may impact leasing velocity in this sector.
Should the U.S. economy enter a recession, we would expect overall leasing demand to soften; however, we also believe a recession could result in lower interest rates and a potential decline in remote work due to a weaker labor market. With respect to construction costs, while tariffs are expected to increase the prices of certain materials, we anticipate modest impact on our overall construction budgets, due to the limited proportion of non-U.S. sourced materials used in our projects and strong competition among contractors.
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
The following is an overview of leasing and investment activity in the first quarter of 2025 and recent business highlights.
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
Although all the markets in which we operate still need consistent incremental absorption to constitute a macro recovery, we continue to see pockets of strength where low availability is driving constructive client behavior. This is particularly true in New York and Boston, which accounts for 62% of our share of annualized rental obligations. As clients choose premier workplaces in sound financial condition with building owners that are committed for the long term to their properties operated by the best property management teams, we expect to continue to be successful in gaining market share.
Based on the first quarter leasing results, our current pipeline of transactions under negotiation and possible additional activity, we have seen limited impact on our 2025 leasing plan of four million square feet, inclusive of approximately three million square feet of leasing on vacant space and known 2025 expirations.
In the first quarter of 2025, we executed 91 leases totaling more than 1.1 million square feet with a weighted-average lease term of approximately 10.9 years. This result represents a 25% increase in the number of square feet leased over the first quarter of 2024. Notable leases for the quarter included an approximately 244,000 square foot lease at 200 Fifth Avenue in New York, New York and an approximately 162,000 square foot lease in Waltham, Massachusetts, both of which were on vacant space.
At March 31, 2025, the overall occupancy of our in-service office and retail properties was 86.9%, a decline of 60 basis points from December 31, 2024, primarily due to the known expiration of an approximately 350,000 square foot lease at 200 Fifth Avenue in New York, New York, the majority of which space was re-leased in the first quarter. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP.
Including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP, our in-service office and retail properties were approximately 89.4% leased at March 31, 2025. The percentage leased remained stable quarter-over-quarter demonstrating the continued strength of BXP’s leasing activity and pipeline, as illustrated by the lease executed at 200 Fifth Avenue in the first quarter.
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
Consistent with this strategy, on March 5, 2025, we completed the formation of a joint venture with CrossHarbor Capital and Albanese Organization to develop 290 Coles Street, a fully entitled, 670-unit market-rate residential project offering panoramic views of the Hudson River and Manhattan skyline in Jersey City, New Jersey. The estimated total investment (inclusive of interest carry on the equity investments) is approximately $455.8 million. BXP owns 19.46% of the common equity interests in the venture and will also provide up to $65.0 million of the required capital as preferred equity. In addition, the joint venture entered into a $225.0 million construction loan that bears interest at a rate of Term SOFR plus 2.50% per annum, and matures on March 5, 2029 with an additional one-year extension option, subject to certain conditions.
As of March 31, 2025, our development/redevelopment pipeline consisted of nine properties that, when completed, we expect will total approximately 3.0 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.4 billion, of which approximately $1.2 billion remains to be invested. The commercial space in the pipeline, which excludes the residential project, was 62% pre-leased as of April 28, 2025, an increase from 50% at February 21, 2025.
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
We are currently in active negotiations for the disposition of eight land sites and, if successful, these dispositions could generate approximately $250.0 million of aggregate net proceeds over the next 24 months. Several of these sales require re-entitlement, which we anticipate will result in relatively longer closing periods than typical transactions. However, there can be no assurance that we will complete any of these transactions on the terms and schedules currently contemplated or at all.
A brief overview of each of our markets follows.
Boston
During the first quarter of 2025, we executed approximately 304,000 square feet of leases and approximately 153,000 square feet of leases commenced in the Boston region. Approximately 98,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 15.7% over the prior leases.
As of March 31, 2025, our approximately 8.4 million square foot Boston CBD in-service portfolio was approximately 96.1% occupied and approximately 97.9% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Our approximately 2.7 million square foot in-service CBD portfolio in Cambridge was approximately 97.2% occupied and 98.1% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of March 31, 2025.
As of March 31, 2025, our approximately 4.5 million square foot Route 128-Mass Turnpike in-service portfolio was approximately 77.0% occupied and approximately 80.0% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property. As of March 31, 2025, our LA in-service properties were approximately 83.9% occupied and 86.6% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
New York
During the first quarter of 2025, we executed approximately 420,000 square feet of leases in the New York region and approximately 237,000 square feet of leases commenced. Approximately 91,000 square feet of the leases that commenced had been vacant for less than one year, and they represent an increase in net rental obligations of approximately 4.3% over the prior leases.
As of March 31, 2025, our New York CBD in-service portfolio was approximately 88.1% occupied and approximately 92.3% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the first quarter of 2025, we executed leases for approximately 263,000 square feet and approximately 284,000 square feet commenced in the San Francisco region. Approximately 250,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 0.1% over the prior leases.
As of March 31, 2025, our San Francisco CBD in-service properties were approximately 81.7% occupied and approximately 83.7% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 763,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of March 31, 2025, these in-service properties were approximately 81.9% occupied and approximately 84.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).

Washington, DC
During the first quarter of 2025, we executed leases for approximately 80,000 square feet and leases for approximately 97,000 square feet commenced in the Washington, DC region. Leases for approximately 36,000 square feet that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 14.3% over the prior leases.
As of March 31, 2025, our Washington, DC CBD in-service properties were approximately 89.3% occupied and approximately 90.8% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of March 31, 2025, our approximately 4.6 million square foot Reston CBD portfolio was approximately 94.9% occupied and approximately 97.2% leased (including vacant space for which have signed leases that have not yet commenced in accordance with GAAP).
Leasing Statistics
The table below details the vacancy and leasing activity in our portfolio, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the three months ended March 31, 2025:

Three months ended March 31, 2025
(Square Feet)
Vacant space available at the beginning of the period	6,122,074
Vacant space from property dispositions/properties taken out of service (1)	(462,680)
Leases expiring or terminated during the period	1,623,731
Total space available for lease	7,283,125
1st generation leases	18,919
2nd generation leases with new clients	388,069
2nd generation lease renewals	527,960
Total space leased (2)	934,948
Vacant space available for lease at the end of the period	6,348,177

Leases executed during the period (3)	1,118,470

Second generation leasing information: (4)
Leases commencing during the period, in square feet	916,029
Weighted Average Lease Term	64 Months
Weighted Average Free Rent Period	143 Days
Total Transaction Costs Per Square Foot (5)	$74.01
Increase (Decrease) in Gross Rents (6)	1.52%
Increase (Decrease) in Net Rents (7)	2.17%
 __________________
(1)Total square feet from properties taken out of service during the three months ended March 31, 2025 consists of 201,634 square feet at Reservoir Place and 261,046 square feet at Reston Corporate Center.
(2)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2025.
(3)Represents leases executed during the three months ended March 31, 2025 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed for which revenue recognition commenced during the three months ended March 31, 2025 was 122,095 square feet.

(4)Second generation leases are defined as leases for space that we have previously leased. Of the 916,029 square feet of second generation leases that commenced revenue recognition during the three months ended March 31, 2025, leases for 793,934 square feet were signed in prior periods.
(5)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(6)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 620,626 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2025; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(7)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 620,626 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2025.
Transactions during the three months ended March 31, 2025 and recent business highlights included the following:
Development activities
•On January 16, 2025, we partially placed in-service Reston Next Retail, a retail project with approximately 33,000 net rentable square feet located in Reston, Virginia.
•On March 31, 2025, we commenced the redevelopment of 1050 Winter Street in Waltham, Massachusetts. 1050 Winter Street is a redevelopment of an approximately 162,000 net rentable square foot office property. On April 5, 2025, this property was partially placed in-service. The project is fully pre-leased.
Unconsolidated joint venture activities
•On February 27, 2025, a joint venture in which we have a 50% ownership interest, entered into a $252.0 million mortgage loan secured by 7750 Wisconsin Avenue in Bethesda, Maryland. The loan is scheduled to mature on March 1, 2035, bears interest at a fixed rate of 5.49% per annum, and requires monthly principal and interest payments. The proceeds from the loan were used to repay the existing $252.0 million construction loan collateralized by the property. The repayment resulted in the joint venture recognizing a loss from early extinguishment of debt of approximately $0.1 million related to unamortized finance costs during the three months ended March 31, 2025. 7750 Wisconsin Avenue is an office property with approximately 736,000 net rentable square feet.
•On March 5, 2025, we acquired a 19.46% interest in a joint venture that is developing 290 Coles Street located in Jersey City, New Jersey for a gross purchase price of approximately $20.0 million. Additionally, we agreed to fund up to $65.0 million of the required capital through a preferred equity investment. Our preferred equity investment is expected to earn a 13.0% internal rate of return (“IRR”) and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030. On March 5, 2025, the joint venture entered into a $225.0 million construction loan, which will fund construction costs after the funding of all common and preferred equity investments required by the construction loan agreement. The loan bears interest at a variable rate equal to Term SOFR plus 2.50% per annum and is scheduled to mature on March 5, 2029 with an additional one-year extension option, subject to certain conditions. When completed, 290 Coles Street is expected to be a 670-unit residential property with retail space aggregating approximately 560,000 net rentable square feet.
Debt activities
•On January 15, 2025, BPLP repaid $850.0 million in aggregate principal amount of its 3.200% senior notes due January 15, 2025. The repayment was completed with available cash and the proceeds from BPLP’s August 2024 offering of 5.750% unsecured senior notes due 2035. The repayment price was approximately $863.6 million, which was equal to the stated principal plus approximately $13.6 million of accrued and unpaid interest to, but not including, the repayment date.
•On March 28, 2025, BPLP amended and restated its revolving credit agreement (as amended and restated, the “2025 Credit Facility”). The 2025 Credit Facility provides for aggregate borrowings of up to $2.950 billion through an unsecured revolving credit facility and an unsecured term loan facility, subject to customary conditions. Among other things, the amendment and restatement (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $2.0 billion to $2.250 billion, (2) extended the maturity date of the Revolving Facility from June 15, 2026 to March 29, 2030, and (3) added a $700.0 million unsecured term loan facility (the “Term Loan Facility”) with an initial maturity date of March 30, 2029, with two, six-month extension options, each subject to customary conditions. In connection with the amendment and restatement, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the three months ended March 31, 2025.
At closing on March 28, 2025, BPLP drew the full $700.0 million of the Term Loan Facility under the 2025 Credit Facility, the proceeds of which were used to fully repay the remaining $700.0 million of borrowings outstanding under it’s $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). The 2023 Unsecured Term Loan was scheduled to mature on May 16, 2025. There was no prepayment penalty associated with the repayment of the 2023 Unsecured Term Loan.
On April 22, 2025, BPLP amended its 2025 Credit Facility to remove the SOFR conversion adjustment of 10 basis points previously applicable to the Term Loan Facility. Other than the foregoing, the material terms of the Tenth Amended and Restated Credit Agreement, which governs the 2025 Credit Facility, remained unchanged (See Note 6 to the Consolidated Financial Statements).
•On March 28, 2025, BPLP increased the amount by which it may issue unsecured commercial paper notes under its commercial paper program (the “Commercial Paper Program”) from $500.0 million to $750.0 million. Other than the increase in the program’s maximum capacity, all other terms of the Commercial Paper Program remained unchanged (See Note 6 to the Consolidated Financial Statements).
Derivative instrument and hedging activity
•On April 8, 2025, BPLP entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swap contracts that expired on April 1, 2025. The interest rate swap was entered into to fix Daily Simple SOFR at a fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.
Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting estimates. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2024.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership decreased approximately $18.7 million and $21.2 million, respectively, for the three months ended March 31, 2025 compared to 2024, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to BXP, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended March 31, 2025 and 2024. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 48.

BXP

	Three months ended March 31,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$61,177	$79,883	$(18,706)	(23.42)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	6,979	9,500	(2,521)	(26.54)%
Noncontrolling interests in property partnerships	18,749	17,221	1,528	8.87%
Net Income	86,905	106,604	(19,699)	(18.48)%
Other Expenses:
Add:
Interest expense	163,444	161,891	1,553	0.96%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment loss	—	13,615	(13,615)	(100.00)%
Loss on sales-type lease	2,490	—	2,490	100.00%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(483)	396	(879)	(221.97)%
Gains (losses) from investments in securities	(365)	2,272	(2,637)	(116.07)%
Interest and other income (loss)	7,750	14,529	(6,779)	(46.66)%
Income (loss) from unconsolidated joint ventures	(2,139)	19,186	(21,325)	(111.15)%
Other Expenses:
Add:
Depreciation and amortization expense	220,107	218,716	1,391	0.64%
Transaction costs	768	513	255	49.71%
Payroll and related costs from management services contracts	4,499	4,293	206	4.80%
General and administrative expense	52,284	50,018	2,266	4.53%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,499	4,293	206	4.80%
Development and management services revenue	9,775	6,154	3,621	58.84%
Net Operating Income	$511,798	$508,820	$2,978	0.59%

BPLP

	Three months ended March 31,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$69,859	$91,080	$(21,221)	(23.30)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,749	17,221	1,528	8.87%
Net Income	88,608	108,301	(19,693)	(18.18)%
Other Expenses:
Add:
Interest expense	163,444	161,891	1,553	0.96%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment loss	—	13,615	(13,615)	(100.00)%
Loss on sales-type lease	2,490	—	2,490	100.00%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(483)	396	(879)	(221.97)%
Gains (losses) from investments in securities	(365)	2,272	(2,637)	(116.07)%
Interest and other income (loss)	7,750	14,529	(6,779)	(46.66)%
Income (loss) from unconsolidated joint ventures	(2,139)	19,186	(21,325)	(111.15)%
Other Expenses:
Add:
Depreciation and amortization expense	218,404	217,019	1,385	0.64%
Transaction costs	768	513	255	49.71%
Payroll and related costs from management services contracts	4,499	4,293	206	4.80%
General and administrative expense	52,284	50,018	2,266	4.53%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,499	4,293	206	4.80%
Development and management services revenue	9,775	6,154	3,621	58.84%
Net Operating Income	$511,798	$508,820	$2,978	0.59%
At March 31, 2025 and 2024, we owned or had joint venture interests in a portfolio of 185 and 187 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within the Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three months ended March 31, 2025 and 2024 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, loss on sales-type lease, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investments, gains (losses) from investments in securities, interest and other income (loss), income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 148 properties totaling approximately 41.4 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2024 and owned and in-service through March 31, 2025. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2024 or disposed of on or prior to March 31, 2025. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2025 and 2024 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not sell any properties during the three months ended March 31, 2025 and 2024.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Total Property Portfolio
	2025	2024	Increase/ (Decrease)	% Change	2025	2024	2025	2024	2025	2024	2025	2024	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$769,554	$756,436	$13,118	1.73%	$8,100	$7,483	$17,702	$3,074	$3,444	$7,697	$798,800	$774,690	$24,110	3.11%
Termination Income	246	1,999	(1,753)	(87.69)%	—	—	—	—	—	—	246	1,999	(1,753)	(87.69)%
Lease Revenue	769,800	758,435	11,365	1.50%	8,100	7,483	17,702	3,074	3,444	7,697	799,046	776,689	22,357	2.88%
Parking and Other Revenue	29,650	31,087	(1,437)	(4.62)%	372	317	1	—	(73)	29	29,950	31,433	(1,483)	(4.72)%
Total Rental Revenue (1)	799,450	789,522	9,928	1.26%	8,472	7,800	17,703	3,074	3,371	7,726	828,996	808,122	20,874	2.58%
Real Estate Operating Expenses	313,740	298,568	15,172	5.08%	3,203	3,008	4,193	1,650	4,545	5,245	325,681	308,471	17,210	5.58%
Net Operating Income (Loss), Excluding Residential and Hotel	485,710	490,954	(5,244)	(1.07)%	5,269	4,792	13,510	1,424	(1,174)	2,481	503,315	499,651	3,664	0.73%
Residential Net Operating Income (2)	6,451	6,998	(547)	(7.82)%	—	—	—	—	—	—	6,451	6,998	(547)	(7.82)%
Hotel Net Operating Income (2)	2,032	2,171	(139)	(6.40)%	—	—	—	—	—	—	2,032	2,171	(139)	(6.40)%
Net Operating Income (Loss)	$494,193	$500,123	$(5,930)	(1.19)%	$5,269	$4,792	$13,510	$1,424	$(1,174)	$2,481	$511,798	$508,820	$2,978	0.59%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48. Residential Net Operating Income for the three months ended March 31, 2025 and 2024 is comprised of Residential Revenue of $12,348 and $12,684 less Residential Expenses of $5,897 and $5,686, respectively. Hotel Net Operating Income for the three months ended March 31, 2025 and 2024 is comprised of Hotel Revenue of $9,597 and $8,186 less Hotel Expenses of $7,565 and $6,015, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $13.1 million for the three months ended March 31, 2025 compared to 2024. The increase was a result of our average revenue per square foot increasing by approximately $2.74, contributing approximately $23.6 million, partially offset by approximately $10.5 million due to our average occupancy decreasing from 89.8% to 88.6%.
Termination Income
Termination income decreased by approximately $1.8 million for the three months ended March 31, 2025 compared to 2024.
Termination income for the three months ended March 31, 2025 related to two clients across the Same Property Portfolio and totaled approximately $0.2 million.
Termination income for the three months ended March 31, 2024 related to 11 clients across the Same Property Portfolio and totaled approximately $2.0 million, which was primarily related to clients that terminated leases early in San Francisco.
Parking and Other Revenue
Parking and other revenue decreased by approximately $1.4 million for the three months ended March 31, 2025 compared to 2024. Other revenue decreased by approximately $1.7 million partially offset by an increase in parking revenue of approximately $0.3 million. The decrease in other revenue was primarily associated with insurance proceeds received in 2024 related to water damage at one of our properties in the Boston region that did not recur in 2025.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $15.2 million, or 5.1%, for the three months ended March 31, 2025 compared to 2024, due primarily to increases in (1) utilities of approximately $8.1 million, or 23.7%, (2) repairs and maintenance of approximately $4.8 million, or 10.3%, and (3) other real estate operating expenses of approximately $2.3 million, or 1.0%. The increase in utilities related primarily to properties in our Boston region, which experienced colder temperatures during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in repairs and maintenance related primarily to properties in our New York region.
Properties Acquired Portfolio
The table below lists the property acquired between January 1, 2024 and March 31, 2025. Rental revenue and real estate operating expenses increased by approximately $0.7 million and $0.2 million, respectively, for the three months ended March 31, 2025 compared to 2024, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2025	2024	Change	2025	2024	Change
			(dollars in thousands)
901 New York Avenue	January 8, 2024	508,130	$8,472	$7,800	$672	$3,203	$3,008	$195
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2024 and March 31, 2025. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $14.6 million and $2.5 million, respectively, for the three months ended March 31, 2025 compared to 2024, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	$3,929	$3,074	$855	$1,769	$1,389	$380
103 CityPoint	Fourth Quarter, 2023	Fourth Quarter, 2024	112,841	—	—	—	431	261	170
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	2,412	—	2,412	295	—	295
Reston Next Office Phase II	Third Quarter, 2024	N/A	90,000	57	—	57	53	—	53
300 Binney Street	Fourth Quarter, 2024	Fourth Quarter, 2024	239,908	11,305	—	11,305	1,632	—	1,632
Reston Next Retail	First Quarter, 2025	N/A	33,000	—	—	—	13	—	13
			922,944	$17,703	$3,074	$14,629	$4,193	$1,650	$2,543
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2024 and March 31, 2025. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $4.4 million and $0.7 million, respectively, for the three months ended March 31, 2025 compared to 2024, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2025	2024	Change	2025	2024	Change
			(dollars in thousands)
Held for Development or Redevelopment (1)
Lexington Office Park	March 31, 2023	167,000	$211	$257	$(46)	$569	$417	$152
Shady Grove Innovation District (2)	March 31, 2024	129,000	2	(45)	47	149	251	(102)
17 Hartwell Avenue	June 30, 2024	30,000	(4)	470	(474)	117	123	(6)
1100 Winter Street	September 30, 2024	293,000	831	1,063	(232)	917	1,187	(270)
Kingstowne One	September 30, 2024	154,000	412	591	(179)	391	368	23
Reston Corporate Center	January 1, 2025	261,000	13	3,275	(3,262)	680	1,056	(376)
Reservoir Place (3)	March 31, 2025	361,000	1,875	2,085	(210)	1,244	1,406	(162)
		1,395,000	3,340	7,696	(4,356)	4,067	4,808	(741)
Redevelopment
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	87	—	87
1050 Winter Street (4)	March 31, 2025	162,000	31	30	1	391	437	(46)
		162,000	31	30	1	478	437	41
		1,557,000	$3,371	$7,726	$(4,355)	$4,545	$5,245	$(700)
______________
(1)These properties are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we anticipate a future development/redevelopment of the property. The properties will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing.
(2)This portion of Shady Grove Innovation District is comprised of two buildings, 2098 Gaither Road and 15825 Shady Grove Road.
(3)Reservoir Place is an approximately 526,000 square foot office building, of which approximately 165,000 square feet remains in-service.
(4)1050 Winter Street was no longer considered “in-service” on March 31, 2024. 1050 Winter Street commenced redevelopment on March 31, 2025.

Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.5 million for the three months ended March 31, 2025 compared to 2024.
The following reflects our occupancy and rate information for our residential same properties for the three months ended March 31, 2025 and 2024.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)
Proto Kendall Square	$3,243	$3,154	2.8%	$6.00	$5.79	3.6%	94.5%	94.9%	(0.4)%	93.5%	94.4%	(1.0)%
The Lofts at Atlantic Wharf	$4,606	$4,257	8.2%	$5.12	$4.70	8.9%	98.8%	95.0%	4.0%	98.5%	94.5%	4.2%
Signature at Reston	$3,041	$2,774	9.6%	$3.13	$2.85	9.8%	94.1%	95.5%	(1.5)%	93.9%	95.5%	(1.7)%
The Skylyne	$3,282	$3,478	(5.6)%	$4.14	$4.37	(5.3)%	90.6%	87.9%	3.1%	89.2%	86.7%	2.9%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $2.0 million for the three months ended March 31, 2025, representing a decrease of approximately $0.1 million compared to the three months ended March 31, 2024.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2025 and 2024.

	2025	2024	Change (%)
Occupancy	74.9%	71.0%	5.5%
Average daily rate	$258.17	$254.86	1.3%
REVPAR	$193.36	$181.05	6.8%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $3.6 million for the three months ended March 31, 2025 compared to 2024. Development services revenue and management services revenue increased by approximately $1.3 million and $2.3 million, respectively. The increase in development services revenue was primarily related to an increase in fees associated with a tenant improvement project in the Boston region. The increase in management services revenue was primarily related to a leasing commission earned from an unconsolidated joint venture in New York City.

General and Administrative Expense
General and administrative expense increased by approximately $2.3 million for the three months ended March 31, 2025 compared to 2024 primarily due to an increase in compensation expense of approximately $2.8 million, partially offset by an approximately $0.5 million decrease in other general and administrative expenses. The increase in compensation expense related to an approximately $5.5 million increase in compensation expenses that was primarily related to age-based vesting and annual increases in employee compensation, partially offset by an approximately $2.7 million decrease in the value of our deferred compensation plan.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2025 and 2024 were approximately $4.4 million and $4.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.3 million for the three months ended March 31, 2025 compared to 2024. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $1.4 million for the three months ended March 31, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$209,995	$211,498	$(1,503)
Properties Acquired Portfolio	3,829	3,434	395
Properties Placed In-Service Portfolio	4,899	1,297	3,602
Properties in or Held for Development or Redevelopment Portfolio	1,384	2,487	(1,103)
	$220,107	$218,716	$1,391
BPLP
Depreciation and amortization expense increased by approximately $1.4 million for the three months ended March 31, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$208,292	$209,801	$(1,509)
Properties Acquired Portfolio	3,829	3,434	395
Properties Placed In-Service Portfolio	4,899	1,297	3,602
Properties in or Held for Development or Redevelopment Portfolio	1,384	2,487	(1,103)
	$218,404	$217,019	$1,385
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
Income (loss) from unconsolidated joint ventures decreased by approximately $21.3 million for the three months ended March 31, 2025 compared to 2024, due primarily to an approximately $21.8 million gain recognized upon acquiring our joint venture partner’s economic ownership interest in 901 New York Avenue during the three months ended March 31, 2024 that did not recur during the three months ended March 31, 2025.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $6.8 million for the three months ended March 31, 2025 compared to 2024, due primarily to a decrease in our outstanding cash balances and corresponding lower interest income.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended March 31, 2025 and 2024 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended March 31, 2025 and 2024, we recognized gains (losses) of approximately $(0.4) million and $2.3 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.4) million and $2.3 million during the three months ended March 31, 2025 and 2024, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, during the three months ended March 31, 2025 and 2024, we recognized an unrealized gain (loss) of approximately $(0.5) million and $0.4 million, respectively, due to the observable changes in the fair value of the investments.

Loss on Sales-Type Lease
During the three months ended March 31, 2025, we recognized approximately $2.5 million in additional costs, which had previously been contingent, related to a ground lease for land at our Reston Next property located in Reston, Virginia. We entered into the ground lease in 2020 with a third-party hotel developer and amended it in 2022. The amendment resulted in the derecognition of the assets related to the ground lease and the classification of the ground lease as a sales-type lease resulting in the recognition of a gain on sales-type lease of approximately $10.1 million.
Impairment Loss
At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property located in Rockville, Maryland. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. Our estimated fair value was based on Level 3 inputs as defined in Accounting Standards Codification 820 and on a pending offer from a third party.
Loss From Early Extinguishment of Debt
On March 28, 2025, BPLP amended and restated its revolving credit agreement (See Note 6 to the Consolidated Financial Statements). In connection with the amendment and restatement, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the three months ended March 31, 2025.
Interest Expense
Interest expense increased by approximately $1.6 million for the three months ended March 31, 2025 compared to 2024, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2025 compared to March 31, 2024
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	$12,225
Unsecured commercial paper	5,845
Total increases to interest expense	18,070
Decreases to interest expense due to:
Repayment of $850 million in aggregate principal of 3.200% senior notes due 2025 on January 15, 2025	(5,821)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net	(3,701)
Mortgage loan financings (1)	(2,408)
Repayment of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(2,237)
Increase in capitalized interest related to development projects	(936)
Amortization expense of financing fees	(611)
Decrease in interest due to finance leases	(587)
Other interest expense (excluding senior notes)	(216)
Total decreases to interest expense	(16,517)
Total change in interest expense	$1,553
______________
(1)Consists of the mortgage loan and, if applicable, fair value debt and swap adjustments collateralized by (1) 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage)

located in Cambridge, Massachusetts, (2) Santa Monica Business Park located in Santa Monica, California and (3) 901 New York Avenue located in Washington, DC.
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended March 31, 2025 and 2024 was approximately $10.3 million and $9.4 million, respectively. These costs are not included in the interest expense referenced above.
At March 31, 2025, our variable rate debt consisted of (1) BPLP’s $2.25 billion Revolving Credit Facility, (2) BPLP’s $700.0 million Term Loan Facility and (3) BPLP’s $750.0 million Commercial Paper Program. As of March 31, 2025, there were $300.0 million, $700.0 million and $500.0 million outstanding under the Revolving Credit Facility, Term Loan Facility and Commercial Paper Program, respectively.
In addition, we have the $100.0 million unsecured term loan facility (“2024 Unsecured Term Loan”) and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of the applicable debt term (See Note 14 to the Consolidated Financial Statements).
For a summary of our consolidated debt as of March 31, 2025 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $1.5 million for the three months ended March 31, 2025 compared to 2024, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2025	2024	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$2,583	$2,849	$(266)
7 Times Square (formerly Times Square Tower) (1)	3,102	5,282	(2,180)
601 Lexington Avenue	2,582	2,103	479
100 Federal Street	2,761	2,901	(140)
Atlantic Wharf Office Building	3,840	4,071	(231)
343 Madison Avenue (2)	(4)	—	(4)
300 Binney Street (3)	3,522	5	3,517
290 Binney Street (4)	363	10	353
	$18,749	$17,221	$1,528
_______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(2)Property is held for future development.
(3)Property was fully placed in service on October 31, 2024.
(4)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $2.5 million for the three months ended March 31, 2025 compared to 2024 due primarily to a decrease in allocable income. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations on maturing debt, including:
•$100.0 million of principal outstanding on the 2024 Unsecured Term Loan due September 26, 2025, for which we have three, one-year extension options, subject to customary conditions,
•$1.0 billion of 3.650% unsecured senior notes due February 1, 2026, and
•amounts that become due under the Commercial Paper Program;
•fund capital calls from our unconsolidated joint venture investments to fund development costs, capital improvements, leasing costs and debt principal repayment;
•fund development and redevelopment costs;
•fund capital expenditures, including major renovations, tenant improvements and leasing costs;
•fund possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests; and
•make the minimum distribution required to enable BXP to maintain its REIT qualification under the Code.
We expect to satisfy these needs using one or more of the following:
•cash flow from operations;
•distribution of cash flows from joint ventures;
•cash and cash equivalent balances;
•borrowings under BPLP’s 2025 Credit Facility, unsecured term loans, short-term bridge facilities and construction loans;
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
•sales of real estate and interests in joint ventures owning real estate;
•private equity sources, including institutional investors; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.

We draw on multiple financing sources to fund our long-term capital needs. We use BPLP’s 2025 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness, fund short-term development costs and for working capital. We also use BPLP’s 2025 Credit Facility to backstop the Commercial Paper Program. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the source of financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction/redevelopment as of March 31, 2025 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at March 31, 2025 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
360 Park Avenue South (71% ownership) (Redevelopment)	Q4 2026	New York, NY	1	450,000	$366,619	$418,300	$156,470	$156,470	$51,681	28%	(6)
Reston Next Office Phase II	Q2 2026	Reston, VA	1	90,000	47,117	61,000	—	—	13,883	9%	(7)
1050 Winter Street (Redevelopment)	Q3 2025	Waltham, MA	1	162,000	6,308	38,700	—	—	32,392	100%
725 12th Street (Redevelopment)	Q4 2030	Washington, DC	1	320,000	54,445	349,600	—	—	295,155	87%
Total Office Properties under Construction/Redevelopment			4	1,022,000	474,489	867,600	156,470	156,470	393,111	56%

Laboratory/Life Sciences
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	262,076	508,000	—	—	245,924	100%	(8)
651 Gateway (50% ownership) (Redevelopment)	Q3 2026	South San Francisco, CA	1	327,000	134,007	167,100	—	—	33,093	21%	(9)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			2	900,000	396,083	675,100	—	—	279,017	71%

Residential
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	136,163	597,800	—	—	461,637	—%
290 Coles Street (670 Units) (19.46% ownership)	Q3 2029	Jersey City, NJ	1	547,000	20,090	88,700	56,400	—	12,210	—%	(10)
290 Coles Street - Retail			—	13,000	—	—	—	—	—	—%
Total Residential Properties under Construction			2	1,052,000	156,253	686,500	56,400	—	473,847	—%

Retail
Reston Next Retail	Q4 2025	Reston, VA	1	33,000	25,390	26,600	—	—	1,210	13%	(11)
Total Retail Properties under Construction			1	33,000	25,390	26,600	—	—	1,210	13%

Total Properties under Construction/Redevelopment			9	3,007,000	$1,052,215	$2,255,800	$212,870	$156,470	$1,147,185	62%	(12)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2025.
(3)Includes approximately $68.6 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $68.6 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of April 28, 2025, including leases with future commencement dates.
(6)As of March 31, 2025, this property was 30% placed in-service.
(7)As of March 31, 2025, this property was 6% placed in-service.
(8)The project budget reflects our 55% share of joint venture costs related to 290 Binney Street.  We have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $84.4 million for the vault as of March 31, 2025.

(9)On January 1, 2025, in accordance with our accounting policy, we ceased interest capitalization of our equity method investment. As of March 31, 2025, the joint venture partner, which is also the managing partner, classifies the project as under construction. As such, we continue to reflect the project as under construction. As of March 31, 2025, this property was 27% placed in-service.
(10)On March 5, 2025, we acquired a 19.46% interest in 290 Coles Street. The budget represents our 19.46% ownership of the project budget and financings which includes our share of preferred equity. We contributed $20.0 million of common equity at closing. In addition, we committed to provide up to $65.0 million in preferred equity accruing at a 13.0% IRR. As of March 31, 2025, no preferred equity has been contributed.
(11)On January 16, 2025, this project was partially placed in-service.
(12)Percentage leased excludes the residential units.

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
As of March 31, 2025, we had nine properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $2.4 billion, of which approximately $1.2 billion remains to be funded through 2030.
During the first quarter of 2025, we further strengthened our balance sheet by repaying debt and extending maturities. Notable transactions include:
•On January 15, 2025, we repaid at maturity $850.0 million in aggregate principal amount of our 3.200% unsecured senior notes. The repayment was completed with available cash and proceeds from our August 2024 offering of $850.0 million in aggregate principal amount of 5.750% unsecured senior notes due 2035.
•On February 27, 2025, a joint venture in which we have a 50% ownership interest entered into a $252.0 million, 10-year, non-recourse CMBS loan secured by 7750 Wisconsin Avenue in Bethesda, Maryland. The loan bears interest at a fixed rate of 5.49% per annum and is scheduled to mature on March 1, 2035. 7750 Wisconsin Avenue is an approximately 736,000 square foot premier workplace that is 100% leased to an affiliate of Marriott International, Inc.
•On March 5, 2025, the joint venture that owns 290 Coles Street in Jersey City, New Jersey, entered into a $225.0 million construction loan that bears interest at a variable rate of Term SOFR plus 2.50% per annum and matures on March 5, 2029, with an additional one-year extension option, subject to certain conditions. We own a 19.46% ownership interest in the joint venture.
•On March 28, 2025, BPLP amended and restated its revolving credit agreement to provide for aggregate borrowings of up to $2.95 billion through its unsecured revolving credit facility and its unsecured term loan facility. The amendment increased the total commitment of the Revolving Facility from $2.0 billion to $2.25 billion, extended the maturity date to March 29, 2030, and extended the maturity date of the $700.0 million unsecured term loan facility to March 30, 2029, with two, six-month extension options, each subject to customary conditions. The $700.0 million unsecured term loan was scheduled to mature in May 2025.
•On March 28, 2025, we increased the amount of unsecured commercial paper notes that we may issue under the Commercial Paper Program from $500.0 million to $750.0 million. The Commercial Paper Program is backstopped by available capacity under our 2025 Credit Facility.
As of March 31, 2025, our share of unconsolidated joint venture debt maturing through May 2026 was approximately $453.6 million. This debt matures at different times through May 2026, and we expect to fund the repayment of this debt through a combination of refinancings, available cash balances, proceeds from asset sales, draws on BPLP’s 2025 Credit Facility, proceeds from the Commercial Paper Program, secured debt or unsecured debt.
We expect net interest expense will be greater in 2025 compared to 2024 as a result of lower projected interest income in 2025 due to (i) lower cash balances as a result of (1) ongoing development costs in 2025 and (2) the repayment of our $850.0 million unsecured senior notes at maturity on January 15, 2025 and (ii) higher interest rates on refinanced debt.
As of April 28, 2025, we had available cash of approximately $386.7 million (of which approximately $143.0 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.4 billion available under BPLP’s 2025 Credit Facility and our available cash, as of April 28, 2025 are sufficient to fund our remaining capital needs on existing development and redevelopment projects, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities. We are currently in active negotiations for the disposition of eight land sites and, if successful, these dispositions could generate approximately $250.0 million of aggregate net proceeds over the next 24 months. Several of these sales require re-entitlement, which we anticipate will result in relatively longer closing periods than typical transactions. However, there can be no assurance that we will complete any of these transactions on the terms and schedules currently contemplated or at all.
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
Sales
To the extent that we sell assets at a gain and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or acquisitions, BXP would, at the appropriate time, decide whether it is better to declare a special dividend, adopt a stock repurchase program, reduce indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of BXP’s common stock and REIT distribution requirements. At a minimum, we expect that BXP would distribute at least that amount of proceeds necessary for BXP to avoid paying corporate level tax on the applicable gains realized from any asset sales.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $0.5 billion and $0.8 billion at March 31, 2025 and 2024, respectively, representing a decrease of approximately $0.3 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$210,036	$197,595	$12,441
Net cash used in investing activities	(309,143)	(286,619)	(22,524)
Net cash used in financing activities	(756,882)	(756,909)	27

Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.9 years as of March 31, 2025, with occupancy rates historically in the range of 86% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash used in investing activities for the three months ended March 31, 2025 and March 31, 2024 is detailed below:

	Three months ended March 31,
	2025	2024
	(in thousands)
Construction in progress (1)	$(138,796)	$(181,636)
Building and other capital improvements	(57,395)	(32,087)
Tenant improvements	(60,338)	(53,377)
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash) (2)	—	6,086
Capital contributions to unconsolidated joint ventures (3)	(52,611)	(26,457)
Investment in non-real estate investments	(434)	—
Issuance of note receivables (including related party)	(600)	(573)
Investments in securities, net	1,031	1,425
Net cash used in investing activities	$(309,143)	$(286,619)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the three months ended March 31, 2025 included ongoing expenditures associated with Reston Next Office Phase II and Reston Next Retail, which were partially placed in-service during the three months ended March 31, 2025. In addition, we incurred costs associated with our continued development/redevelopment of 290 Binney Street, 121 Broadway, 725 12th Street and 1050 Winter Street.
Construction in progress for the three months ended March 31, 2024 included ongoing expenditures associated with 180 CityPoint and 103 CityPoint, which were partially placed in-service during 2023. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II, 760 Boylston Street, 290 Binney Street, 300 Binney Street and 121 Broadway.
(2)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
(3)Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2025 consisted primarily of cash contributions of approximately $21.2 million, $20.0 million and $6.2 million to our 751 Gateway, 290 Coles Street and 360 Park Avenue South joint ventures, respectively. On March 5, 2025, we entered into a new joint venture for the development of 290 Coles Street (See Note 5 to the Consolidated Financial Statements).
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2024 consisted primarily of cash contributions of approximately $9.9 million, $6.7 million and $5.7 million to our Gateway Commons, 360 Park Avenue South and Platform 16 joint ventures, respectively.
Cash used in financing activities for the three months ended March 31, 2025 totaled approximately $756.9 million. This amount consisted primarily of the repayment of BPLP’s $850.0 million in aggregate principal amount of its 3.200% unsecured senior notes due January 15, 2025 and the payment of our regular dividends and distributions to our shareholders and unitholders, partially offset by borrowings under BPLP’s Revolving Credit Facility. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	March 31, 2025
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,323	158,323	$10,637,722
Common Operating Partnership Units	18,419	18,419	1,237,573	(2)
Total Equity		176,742	$11,875,295

Consolidated Debt			$15,671,692
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,385,545
Subtract:
Partners’ share of Consolidated Debt (4)			1,362,866
BXP’s Share of Debt			$15,694,371

Consolidated Market Capitalization			$27,546,987
BXP’s Share of Market Capitalization			$27,569,666
Consolidated Debt/Consolidated Market Capitalization			56.89%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			56.93%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on March 31, 2025 of $67.19.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2022 MYLTIP Units but excluding the 2023 - 2025 MYLTIP Units because the three-year performance periods had not ended as of March 31, 2025).
(3)See page 68 for additional information.
(4)See page 67 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 31, 2025, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
(i)     the number of outstanding shares of common stock of BXP,
(ii)     the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),
(iii)     the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and
(iv)     the number of OP Units issuable upon conversion of 2012 OPP Units, and 2013 - 2022 MYLTIP Units that were issued in the form of LTIP Units.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2023 - 2025 MYLTIP Units are not included in this calculation as of March 31, 2025.

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
Debt Financing
As of March 31, 2025, we had approximately $15.7 billion of outstanding consolidated indebtedness, representing approximately 56.89% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.8 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a weighted-average GAAP interest rate of 4.13% per annum and maturities in 2026 through 2035, (2) $4.3 billion (net of deferred financing fees and fair value interest adjustments) of property-specific mortgage debt having a weighted-average GAAP interest rate of 4.05% per annum and a weighted-average remaining term of 3.6 years, (3) $0.8 billion (net of deferred financing fees and fair value interest adjustments) of unsecured term loans having a weighted-average GAAP interest rate of 5.59% per annum with maturities in 2025 and 2029, (4) $0.5 billion of unsecured commercial paper borrowings having a weighted-average interest rate of 4.66% per annum and a weighted-average maturity of 48 days, from the issuance date, and (5) $0.3 billion of borrowings under the Revolving Credit Facility.

The table below summarizes the aggregate carrying value of our outstanding indebtedness, as well as Consolidated Debt Financing Statistics at March 31, 2025 and March 31, 2024.

	March 31,
	2025	2024
	(dollars in thousands)
Debt Summary:
Balance
Mortgage notes payable, net	$4,277,710	$4,368,367
Unsecured senior notes, net	9,797,824	9,794,527
Unsecured line of credit	300,000	—
Unsecured term loans, net	796,158	1,199,430
Unsecured commercial paper	500,000	—
Consolidated Debt	15,671,692	15,362,324
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,385,545	1,373,986
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	1,362,866	1,360,873
BXP’s Share of Debt	$15,694,371	$15,375,437

	March 31,
	2025	2024
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	90.45%	100.00%
Variable rate	9.55%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	4.12%	4.17%
Variable rate	5.19%	—%
Total	4.22%	4.17%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.95%	3.93%
Variable rate	5.12%	—%
Total	4.06%	3.93%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	4.6	4.6
Variable rate	2.9	—
Total	4.5	4.6
_______________
(1)See page 68 for additional information.
(2)See page 67 for additional information.
(3)At March 31, 2025, BPLP’s $100.0 million 2024 Unsecured Term Loan and two of our mortgage loans aggregating approximately $800.0 million bore interest at variable rates. At March 31, 2024, the 2023 Unsecured Term Loan and two of our mortgage loans aggregating approximately $900.0 million bore interest at variable rates. We entered into interest rate swap contracts that effectively fixed the variability of these loans for all or a portion of the applicable debt term and as such, they are reflected in our Fixed rate statistics.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of March 31, 2025, See Note 6 to the Consolidated Financial Statements.

On January 15, 2025, BPLP repaid $850.0 million in aggregate principal amount of its 3.200% senior notes due January 15, 2025. The repayment was completed with available cash and the proceeds from BPLP’s August 2024 offering of 5.750% unsecured senior notes due 2035. The repayment price was approximately $863.6 million, which was equal to the stated principal plus approximately $13.6 million of accrued and unpaid interest to, but not including, the repayment date.
Unsecured Credit Facility and Unsecured Term Loans
On September 27, 2024, BPLP entered into the $100.0 million 2024 Unsecured Term Loan. Upon entering into the 2024 Unsecured Term Loan, BPLP exercised its option to draw the full $100.0 million. The 2024 Unsecured Term Loan matures on September 26, 2025 with three, one-year extension options, subject to customary conditions.
On March 28, 2025, BPLP amended and restated its revolving credit agreement. The 2025 Credit Facility provides for aggregate borrowings of up to $2.950 billion through an unsecured revolving credit facility and an unsecured term loan facility, subject to customary conditions. Among other things, the amendment and restatement (1) increased the total commitment of the Revolving Facility from $2.0 billion to $2.250 billion, (2) extended the maturity date of the Revolving Facility from June 15, 2026 to March 29, 2030, and (3) added a $700.0 million Term Loan Facility with an initial maturity date of March 30, 2029, with two, six-month extension options, each subject to customary conditions (See Notes 6 and 14 to the Consolidated Financial Statements). In connection with the amendment and restatement, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the three months ended March 31, 2025.
At closing on March 28, 2025, BPLP drew the full $700.0 million of the Term Loan Facility under the 2025 Credit Facility, the proceeds of which were used to fully repay the $700.0 million of borrowings outstanding under it’s 2023 Unsecured Term Loan. The 2023 Unsecured Term Loan was scheduled to mature on May 16, 2025. There was no prepayment penalty associated with the repayment of the 2023 Unsecured Term Loan. At March 31, 2025 and April 28, 2025, BPLP had $700.0 million of principal outstanding under its Term Loan Facility.
The 2025 Credit Facility is used as a backstop for the $750.0 million Commercial Paper Program (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2025 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
At March 31, 2025, BPLP had $300.0 million of borrowings under its Revolving Credit Facility, outstanding letters of credit totaling approximately $5.4 million, and $500.0 million is being used as a backstop for the Commercial Paper Program. At April 28, 2025, BPLP had $85.0 million of borrowings under its Revolving Credit Facility, outstanding letters of credit totaling approximately $5.4 million, and $750.0 million is being used as a backstop for the Commercial Paper Program. Therefore, at March 31, 2025 and April 28, 2025, BPLP had the ability to borrow approximately $1.4 billion.
Unsecured Commercial Paper
On March 28, 2025, BPLP increased the amount by which it may issue unsecured commercial paper notes under the Commercial Paper Program from $500.0 million to $750.0 million. Other than the increase in the program’s maximum capacity, all other terms of the Commercial Paper Program remain unchanged. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $750.0 million with varying maturities of up to one year. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The Commercial Paper Program is backstopped by available capacity under the 2025 Credit Facility.
At March 31, 2025, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.66% per annum and had a weighted-average maturity of 48 days from the issuance date. At April 28, 2025, BPLP had an aggregate of $750.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.72% per annum and had a weighted-average maturity of 46 days, from the issuance date.

Mortgage Notes Payable
The following represents the outstanding mortgage notes payable, net at March 31, 2025:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Fair Value Adjustment and Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
901 New York Avenue	5.00%	5.06%	$201,191	$(476)	$200,715	N/A	(2)	January 5, 2029
Santa Monica Business Park	4.05%	6.65%	200,000	(1,449)	198,551	N/A	(3)(4)	October 8, 2028
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	6.04%	6.27%	600,000	(4,795)	595,205	N/A	(3)(5)	October 26, 2028
Subtotal			1,001,191	(6,720)	994,471	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(7,628)	2,292,372	$916,976	(3)(6)(7)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(9,133)	990,867	445,890	(3)(8)	January 9, 2032
Subtotal			3,300,000	(16,761)	3,283,239	1,362,866
Total			$4,301,191	$(23,481)	$4,277,710	$1,362,866
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under Accounting Standards Codification 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)The loan has a one-year extension option remaining, subject to certain conditions.
(3)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)The mortgage loan bears interest at a variable rate of Daily Simple SOFR plus 1.38% per annum. The borrower under the loan entered into interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of 2.675% for the period commencing on February 1, 2023 and ending on April 1, 2025. On April 8, 2025, we entered into an interest rate swap contract to fix Daily Simple SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.38% per annum. Carrying amount includes an approximately $0.6 million fair value interest adjustment. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR plus 1.60% per annum through the maturity date.
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
(7)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2025, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(8)This property is owned by a consolidated entity in which we have a 55% interest.
Derivative Instruments and Hedging Activities
As of March 31, 2025, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $(4.1) million. For a description of these interest rate swaps, see Note 7 to the Consolidated Financial Statements. On April 8, 2025, we entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swaps that expired on April 1, 2025 (see Note 14 to the Consolidated Financial Statements).

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from approximately 19% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2025, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2025. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.82%	7.13%	Term SOFR + 2.50%	$220,000	$(1,662)	$218,338	$155,260	(2)(3)(4)	December 13, 2027
Market Square North	50.00%	6.74%	6.91%	SOFR + 2.41%	125,000	(140)	124,860	62,430	(2)(3)(5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	N/A	33,454	(188)	33,266	16,633		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(420)	549,580	274,790	(2)	August 9, 2027
Dock 72	50.00%	6.83%	7.10%	SOFR +2.50%	198,383	(376)	198,007	99,004	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	Daily Simple SOFR + 2.50%	154,278	(270)	154,008	77,004	(2)(3)(7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	SOFR + 1.35%	185,000	(984)	184,016	92,008	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	5.80%	5.89%	Term SOFR + 1.48%	333,579	(250)	333,329	166,664	(2)	September 5, 2025
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	5.49%	5.54%	N/A	252,000	(1,312)	250,688	125,344		February 27, 2035
Safeco Plaza	33.67%	4.82%	6.68%	SOFR + 2.32%	250,000	(481)	249,519	84,013	(2)(9)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(333)	104,667	31,325	(2)(10)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR + 1.41%	600,000	(6,136)	593,864	153,185	(2)(11)	November 24, 2028
3 Hudson Boulevard	25.00%	11.93%	11.93%	Term SOFR + 7.61%	80,000	—	80,000	20,000	(2)(12)	August 7, 2024
Skymark - Reston Next Residential	20.00%	6.32%	6.64%	SOFR + 2.00%	139,925	(501)	139,424	27,885	(2)(3)(13)	May 13, 2026
290 Coles Street	19.46%	N/A	N/A	N/A	—	—	—	—	(2)(3)(14)	March 5, 2029
Total					$3,226,619	$(13,053)	$3,213,566	$1,385,545
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
(12)As of March 31, 2025, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest, of approximately $123.0 million. The joint venture is negotiating a new third-party loan, however, there can be no assurance that the joint venture will enter into a new third-party loan on the terms and schedule currently contemplated or at all. We are the lender of the loan, and the loan and accrued interest are reflected as Related Party Note Receivables, Net and Tenant and Other Receivables, Net, respectively, on our Consolidated Balance Sheets.
(13)The construction financing has a borrowing capacity of $140.0 million.
(14)No amounts have been drawn under the $225.0 million construction loan. The loan will bear interest at a variable rate equal to Term SOFR plus 2.50% per annum.

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
Funds from Operations
Pursuant to the revised definition of Funds from Operations (“FFO”) adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate FFO for each of BXP and BPLP by adjusting net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, including a change in control, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales or a change in control of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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

BXP
The following table presents a reconciliation of net income attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net income attributable to BXP, Inc.	$61,177	$79,883
Add:
Noncontrolling interest—common units of the Operating Partnership	6,979	9,500
Noncontrolling interests in property partnerships	18,749	17,221
Net income	86,905	106,604
Add:
Depreciation and amortization	220,107	218,716
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,464)	(18,695)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,327	20,223
Corporate-related depreciation and amortization	(716)	(419)
Non-real estate depreciation and amortization	2,130	2,130
Loss on sales-type lease	2,490	—
Impairment loss	—	13,615
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	—	21,696
Unrealized gain (loss) on non-real estate investment	(483)	396
Noncontrolling interests in property partnerships	18,749	17,221
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	289,513	302,861
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	28,922	31,588
Funds from Operations attributable to BXP, Inc.	$260,591	$271,273
Our percentage share of Funds from Operations—basic	90.01%	89.57%
Weighted average shares outstanding—basic	158,202	156,983

The following tables presents a reconciliation of net income attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net income attributable to BXP, Inc.	$61,177	$79,883
Add:
Noncontrolling interest—common units of the Operating Partnership	6,979	9,500
Noncontrolling interests in property partnerships	18,749	17,221
Net income	86,905	106,604
Add:
Depreciation and amortization	220,107	218,716
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,464)	(18,695)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,327	20,223
Corporate-related depreciation and amortization	(716)	(419)
Non-real estate depreciation and amortization	2,130	2,130
Loss on sales-type lease	2,490	—
Impairment loss	—	13,615
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	—	21,696
Unrealized gain (loss) on non-real estate investment	(483)	396
Noncontrolling interests in property partnerships	18,749	17,221
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	289,513	302,861
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	289,513	302,861
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	28,835	31,558
Diluted FFO attributable to BXP, Inc. (1)	$260,678	$271,303
___________
(1)BXP’s share of diluted Funds from Operations was 90.04% and 89.58% for the three months ended March 31, 2025 and 2024, respectively.

	Three months ended March 31,
	2025	2024
	shares/units (in thousands)
Basic Funds from Operations	175,752	175,255
Effect of Dilutive Securities:
Stock based compensation	430	149
Diluted Funds from Operations	176,182	175,404
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,550	18,272
Diluted Funds from Operations attributable to BXP, Inc. (1)	158,632	157,132
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.04% and 89.58% for the three months ended March 31, 2025 and 2024, respectively.
BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$69,859	$91,080
Add:
Noncontrolling interests in property partnerships	18,749	17,221
Net income	88,608	108,301
Add:
Depreciation and amortization	218,404	217,019
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,464)	(18,695)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,327	20,223
Corporate-related depreciation and amortization	(716)	(419)
Non-real estate depreciation and amortization	2,130	2,130
Loss on sales-type lease	2,490	—
Impairment loss	—	13,615
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	—	21,696
Unrealized gain (loss) on non-real estate investment	(483)	396
Noncontrolling interests in property partnerships	18,749	17,221
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$289,513	$302,861
Weighted average shares outstanding—basic	175,752	175,255
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$69,859	$91,080
Add:
Noncontrolling interests in property partnerships	18,749	17,221
Net income	88,608	108,301
Add:
Depreciation and amortization	218,404	217,019
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,464)	(18,695)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,327	20,223
Corporate-related depreciation and amortization	(716)	(419)
Non-real estate depreciation and amortization	2,130	2,130
Loss on sales-type lease	2,490	—
Impairment loss	—	13,615
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	—	21,696
Unrealized gain (loss) on non-real estate investment	(483)	396
Noncontrolling interests in property partnerships	18,749	17,221
Funds from Operations attributable to Boston Properties Limited Partnership (1)	289,513	302,861
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$289,513	$302,861
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

	Three months ended March 31,
	2025	2024
	shares/units (in thousands)
Basic Funds from Operations	175,752	175,255
Effect of Dilutive Securities:
Stock based compensation	430	149
Diluted Funds from Operations	176,182	175,404
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
During the three months ended March 31, 2025, we paid approximately $77.7 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended March 31, 2025, we and our unconsolidated joint venture partners incurred approximately $130.7 million of new tenant-related obligations associated with approximately 954,900 square feet of second generation leases, or approximately $137 per square foot. During the three months ended March 31, 2025, we signed approximately 163,600 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate, during the three months ended March 31, 2025, we signed leases for approximately 1.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $156.7 million, or approximately $140 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rate, increases in interest rates can result in increased interest expense under our 2025 Credit Facility, 2024 Unsecured Term Loan, Commercial Paper Program, certain mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.
As of March 31, 2025, approximately $13.3 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.4 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $500.0 million of unsecured commercial paper borrowings, $300.0 million under BPLP’s Revolving Credit Facility and approximately $800.0 million of secured debt. However, we have entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all or a portion of the applicable debt term (See Notes 7 and 14 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts). Therefore, as of March 31, 2025, we had approximately $1.5 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of March 31, 2025.
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

	2025	2026	2027	2028	2029	2030+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(600)	$(611)	$2,301,592	$3,341	$182,961	$997,271	$3,483,954	$3,073,726
GAAP Average Interest Rate	5.06%	5.06%	3.64%	5.06%	5.06%	2.93%	3.52%
Variable Rate	(1,759)	(1,596)	(1,596)	798,707	—	—	793,756	795,017
Subtotal	$(2,359)	$(2,207)	$2,299,996	$802,048	$182,961	$997,271	$4,277,710	$3,868,743
	Unsecured debt, net
Fixed Rate	$(8,277)	$1,990,365	$741,736	$992,956	$844,563	$5,236,481	$9,797,824	$9,265,592
GAAP Average Interest Rate	—%	3.63%	6.92%	4.63%	3.51%	3.92%	4.13%
Variable Rate	599,624	—	—	—	696,534	300,000	1,596,158	1,599,427
Subtotal	$591,347	$1,990,365	$741,736	$992,956	$1,541,097	$5,536,481	$11,393,982	$10,865,019
Total Debt	$588,988	$1,988,158	$3,041,732	$1,795,004	$1,724,058	$6,533,752	$15,671,692	$14,733,762
At March 31, 2025, the weighted-average stated interest rates on the fixed rate debt stated above was 3.86% per annum. At March 31, 2025, our outstanding variable rate debt totaled approximately $2.4 billion, of which $900.0 million was subject to interest rate swaps. At March 31, 2025, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 5.21% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $6.0 million for the three months ended March 31, 2025.
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
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2025, that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
BXP, Inc.
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2025 – January 31, 2025	17,512	(1)	$70.16	N/A	N/A
February 1, 2025 – February 28, 2025	1,913	(2)	$0.01	N/A	N/A
March 1, 2025 – March 31, 2025	420	(1)	$69.00	N/A	N/A
Total	19,845		$63.38	N/A	N/A
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
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2025, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to employees under the Boston Properties, Inc. 2021 Stock Incentive Plan and purchases of common stock under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 55,869 common units to BXP in exchange for approximately $0.4 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
January 1, 2025 – January 31, 2025	195,431	(1)	$6.69	N/A	N/A
February 1, 2025 – February 28, 2025	1,913	(2)	$0.01	N/A	N/A
March 1, 2025 – March 31, 2025	420	(3)	$69.00	N/A	N/A
Total	197,764		$6.75	N/A	N/A
___________
(1)Includes 177,919 2022 MYLTIP units. The measurement period for such 2022 MYLTIP units ended on January 31, 2025 and BXP’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2022 MYLTIP units. Under the terms of the applicable 2022 MYLTIP award agreements, the 177,919 unearned 2022 MYLTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by each employee for the units. Also includes 17,512 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
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
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6—Exhibits.
(a)Exhibits

10.1	—
Tenth Amended and Restated Credit Agreement, dated as of March 28, 2025, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on March 31, 2025.)

10.2	—
First Amendment to Tenth Amended and Restated Credit Agreement, dated as of April 22, 2025, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on April 23, 2025.)

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

BXP, INC.

May 6, 2025	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

May 6, 2025	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)