Form 10-Q
period 2025-06-30
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2025-08-06
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	158,375,515
(Registrant)	(Class)	(Outstanding on July 31, 2025)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2025 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of June 30, 2025, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $232.6 million, or 1.1% at June 30, 2025, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,917,248 and $7,797,430 at June 30, 2025 and December 31, 2024, respectively)	$28,428,074	$27,870,623
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2025 and December 31, 2024, respectively)	372,839	372,922
Right of use assets - operating leases (amounts related to VIEs of $131,751 and $140,558 at June 30, 2025 and December 31, 2024, respectively)	325,670	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,698,752) and $(1,628,274) at June 30, 2025 and December 31, 2024, respectively)	(7,863,743)	(7,528,057)
Total real estate	21,262,840	21,050,255
Cash and cash equivalents (amounts related to VIEs of $319,475 and $373,737 at June 30, 2025 and December 31, 2024, respectively)	446,953	1,254,882
Cash held in escrows (amounts related to VIEs of $4,997 and $4,979 at June 30, 2025 and December 31, 2024, respectively)	80,888	80,314
Investments in securities	41,062	39,706
Tenant and other receivables, net (amounts related to VIEs of $31,572 and $20,435 at June 30, 2025 and December 31, 2024, respectively)	109,683	107,453
Note receivable, net	6,711	4,947
Related party notes receivable, net	88,825	88,779
Sales-type lease receivable, net	15,188	14,657
Accrued rental income, net (amounts related to VIEs of $452,950 and $435,110 at June 30, 2025 and December 31, 2024, respectively)	1,509,347	1,466,220
Deferred charges, net (amounts related to VIEs of $208,365 and $211,726 at June 30, 2025 and December 31, 2024, respectively)	809,033	813,345
Prepaid expenses and other assets (amounts related to VIEs of $18,569 and $15,036 at June 30, 2025 and December 31, 2024, respectively)	89,624	70,839
Investments in unconsolidated joint ventures	1,161,036	1,093,583
Total assets	$25,621,190	$26,084,980
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,284,449 and $3,282,027 at June 30, 2025 and December 31, 2024, respectively)	$4,278,788	$4,276,609
Unsecured senior notes, net	9,800,577	10,645,077
Unsecured line of credit	185,000	—
Unsecured term loans, net	796,640	798,813
Unsecured commercial paper	750,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $21,010 and $20,931 at June 30, 2025 and December 31, 2024, respectively)	365,897	370,885
Lease liabilities - operating leases (amounts related to VIEs of $163,981 and $157,691 at June 30, 2025 and December 31, 2024, respectively)	399,174	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $144,822 and $115,808 at June 30, 2025 and December 31, 2024, respectively)	480,158	401,874
Dividends and distributions payable	172,732	172,486
Accrued interest payable	120,975	128,098
Other liabilities (amounts related to VIEs of $93,554 and $126,202 at June 30, 2025 and December 31, 2024, respectively)	416,838	450,796
Total liabilities	17,766,779	18,137,324

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2025	December 31, 2024
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 103,473 and 128,227 units outstanding at redemption value at June 30, 2025 and December 31, 2024, respectively	6,981	9,535
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,445,177 and 158,253,895 issued and 158,366,277 and 158,174,995 outstanding at June 30, 2025 and December 31, 2024, respectively	1,584	1,582
Additional paid-in capital	6,854,753	6,836,093
Dividends in excess of earnings	(1,579,770)	(1,419,575)
Treasury common stock at cost, 78,900 shares at June 30, 2025 and December 31, 2024	(2,722)	(2,722)
Accumulated other comprehensive loss	(15,059)	(2,072)
Total stockholders’ equity attributable to BXP, Inc.	5,258,786	5,413,306
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	584,651	591,270
Property partnerships	2,003,993	1,933,545
Total equity	7,847,430	7,938,121
Total liabilities and equity	$25,621,190	$26,084,980

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Lease	$805,935	$790,555	$1,617,037	$1,579,145
Parking and other	34,799	34,615	65,041	66,831
Hotel	14,773	14,812	24,370	22,998
Development and management services	8,846	6,352	18,621	12,506
Direct reimbursements of payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Total revenue	868,457	850,482	1,733,672	1,689,921
Expenses
Operating
Rental	332,062	321,426	663,640	635,583
Hotel	9,365	9,839	16,930	15,854
General and administrative	42,516	44,109	94,800	94,127
Payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Transaction costs	357	189	1,125	702
Depreciation and amortization	223,819	219,542	443,926	438,258
Total expenses	612,223	599,253	1,229,024	1,192,965
Other income (expense)
Income (loss) from unconsolidated joint ventures	(3,324)	(5,799)	(5,463)	13,387
Gain on sale of real estate	18,390	—	18,390	—
Loss on sales-type lease	—	—	(2,490)	—
Interest and other income (loss)	8,063	10,788	15,813	25,317
Gains from investments in securities	2,600	315	2,235	2,587
Unrealized gain (loss) on non-real estate investments	(39)	58	(522)	454
Impairment loss	—	—	—	(13,615)
Loss from early extinguishment of debt	—	—	(338)	—
Interest expense	(162,783)	(149,642)	(326,227)	(311,533)
Net income	119,141	106,949	206,046	213,553
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(20,100)	(17,825)	(38,849)	(35,046)
Noncontrolling interest—common units of the Operating Partnership	(10,064)	(9,509)	(17,036)	(19,009)
Net income attributable to BXP, Inc.	$88,977	$79,615	$150,161	$159,498
Basic earnings per common share attributable to BXP, Inc.
Net income	$0.56	$0.51	$0.95	$1.02
Weighted average number of common shares outstanding	158,312	157,039	158,257	157,011
Diluted earnings per common share attributable to BXP, Inc.
Net income	$0.56	$0.51	$0.95	$1.01
Weighted average number of common and common equivalent shares outstanding	158,795	157,291	158,713	157,210

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$119,141	$106,949	$206,046	$213,553
Other comprehensive income (loss):
Effective portion of interest rate contracts	(5,636)	936	(18,912)	17,287
Amortization of interest rate contracts (1)	1,692	3,081	4,773	6,441
Other comprehensive income (loss)	(3,944)	4,017	(14,139)	23,728
Comprehensive income	115,197	110,966	191,907	237,281
Net income attributable to noncontrolling interests	(30,164)	(27,334)	(55,885)	(54,055)
Other comprehensive (income) loss attributable to noncontrolling interests	264	(552)	1,152	(2,736)
Comprehensive income attributable to BXP, Inc.	$85,297	$83,080	$137,174	$180,490
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2025	158,323	$1,583	$6,846,015	$(1,513,555)	$(2,722)	$(11,379)	$591,555	$1,938,344	$7,849,841
Redemption of operating partnership units to common stock	4	1	124	—	—	—	(125)	—	—
Allocated net income for the period	—	—	—	88,984	—	—	10,057	20,100	119,141
Dividends/distributions declared	—	—	—	(155,199)	—	—	(18,158)	—	(173,357)
Shares issued pursuant to stock purchase plan	—	—	(62)	—	—	—	—	—	(62)
Net activity from stock option and incentive plan	39	—	3,111	—	—	—	10,736	—	13,847
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,441)	—	—	—	—	63,882	60,441
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(18,477)	(18,477)
Effective portion of interest rate contracts	—	—	—	—	—	(5,075)	(561)	—	(5,636)
Amortization of interest rate contracts	—	—	—	—	—	1,395	153	144	1,692
Reallocation of noncontrolling interest	—	—	9,006	—	—	—	(9,006)	—	—
Equity, June 30, 2025	158,366	$1,584	$6,854,753	$(1,579,770)	$(2,722)	$(15,059)	$584,651	$2,003,993	$7,847,430

Equity, March 31, 2024	157,049	$1,570	$6,752,648	$(890,177)	$(2,722)	$(3,620)	$684,969	$1,734,904	$8,277,572
Redemption of operating partnership units to common stock	41	1	1,450	—	—	—	(1,451)	—	—
Allocated net income for the period	—	—	—	79,615	—	—	9,509	17,825	106,949
Dividends/distributions declared	—	—	—	(153,956)	—	—	(18,842)	—	(172,798)
Net activity from stock option and incentive plan	8	—	2,499	—	—	—	14,041	—	16,540
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	1,244	—	—	—	—	66,237	67,481
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(17,434)	(17,434)
Effective portion of interest rate contracts	—	—	—	—	—	835	101	—	936
Amortization of interest rate contracts	—	—	—	—	—	2,630	307	144	3,081
Reallocation of noncontrolling interest	—	—	10,845	—	—	—	(10,845)	—	—
Equity, June 30, 2024	157,098	$1,571	$6,768,686	$(964,518)	$(2,722)	$(155)	$677,789	$1,801,676	$8,282,327

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2024	158,175	$1,582	$6,836,093	$(1,419,575)	$(2,722)	$(2,072)	$591,270	$1,933,545	$7,938,121
Redemption of operating partnership units to common stock	116	2	3,799	—	—	—	(3,801)	—	—
Allocated net income for the period	—	—	—	150,161	—	—	17,036	38,849	206,046
Dividends/distributions declared	—	—	—	(310,356)	—	—	(36,307)	—	(346,663)
Shares issued pursuant to stock purchase plan	6	—	408	—	—	—	—	—	408
Net activity from stock option and incentive plan	69	—	4,343	—	—	—	31,725	—	36,068
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,722)	—	—	—	—	69,313	65,591
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(38,002)	(38,002)
Effective portion of interest rate contracts	—	—	—	—	—	(17,025)	(1,887)	—	(18,912)
Amortization of interest rate contracts	—	—	—	—	—	4,038	447	288	4,773
Reallocation of noncontrolling interest	—	—	13,832	—	—	—	(13,832)	—	—
Equity, June 30, 2025	158,366	$1,584	$6,854,753	$(1,579,770)	$(2,722)	$(15,059)	$584,651	$2,003,993	$7,847,430

Equity, December 31, 2023	156,941	$1,569	$6,715,149	$(816,152)	$(2,722)	$(21,147)	$666,580	$1,640,704	$8,183,981
Redemption of operating partnership units to common stock	77	2	2,752	—	—	—	(2,754)	—	—
Allocated net income for the period	—	—	—	159,498	—	—	19,009	35,046	213,553
Dividends/distributions declared	—	—	—	(307,864)	—	—	(37,706)	—	(345,570)
Shares issued pursuant to stock purchase plan	8	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	72	—	4,761	—	—	—	28,310	—	33,071
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	47,326	—	—	—	—	163,097	210,423
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(37,459)	(37,459)
Effective portion of interest rate contracts	—	—	—	—	—	15,481	1,806	—	17,287
Amortization of interest rate contracts	—	—	—	—	—	5,511	642	288	6,441
Reallocation of noncontrolling interest	—	—	(1,902)	—	—	—	1,902	—	—
Equity, June 30, 2024	157,098	$1,571	$6,768,686	$(964,518)	$(2,722)	$(155)	$677,789	$1,801,676	$8,282,327

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$206,046	$213,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443,926	438,258
Impairment loss	—	13,615
Amortization of right of use assets - operating leases	289	1,785
Amortization of sales type lease	(513)	(488)
Non-cash compensation expense	34,860	35,187
Loss (Income) from unconsolidated joint ventures	5,463	(13,387)
Distributions of net cash flow from operations of unconsolidated joint ventures	25,857	21,153
Gains from investments in securities	(2,235)	(2,587)
Allowance for current expected credit losses	(6)	36
Non-cash portion of interest expense	16,926	14,172
Loss from early extinguishments of debt	338	—
Gain on sale of real estate	(18,390)	—
Loss on sales-type lease	2,490	—
Unrealized (gain) loss on non-real estate investments	522	(454)
Change in assets and liabilities:
Tenant and other receivables, net	4,336	39,743
Accrued rental income, net	(51,222)	(52,590)
Prepaid expenses and other assets	(22,275)	(14,685)
Right of use assets - operating lease	—	(750)
Lease liabilities - operating leases	199	(997)
Accounts payable and accrued expenses	12,133	(24,650)
Accrued interest payable	(7,116)	(21,637)
Other liabilities	(41,586)	(38,169)
Tenant leasing costs	(46,861)	(42,449)
Total adjustments	357,135	351,106
Net cash provided by operating activities	563,181	564,659
Cash flows from investing activities:
Construction in progress	(278,667)	(313,602)
Building, pre-development and other capital improvements	(129,031)	(66,799)
Tenant improvements	(139,748)	(117,848)
Proceeds from sale of real estate	21,840	—
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086
Capital contributions to unconsolidated joint ventures	(84,432)	(60,461)
Investment in non-real estate investments	(1,430)	(625)
Issuance of note receivables (including related party)	(1,800)	(1,423)
Investments in securities, net	864	1,168
Net cash used in investing activities	(612,404)	(553,504)

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2025	2024
Cash flows from financing activities:
Repayments of mortgage notes payable	(2,152)	(2,019)
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)
Borrowings on unsecured line of credit	520,000	—
Repayments of unsecured line of credit	(335,000)	—
Borrowings on unsecured term loans	700,000	—
Repayment of unsecured term loans	(700,000)	(500,000)
Payments on finance lease obligations	(6,735)	(5,999)
Borrowings on commercial paper program	3,997,365	1,859,075
Repayments on commercial paper program	(3,747,365)	(1,359,075)
Deferred financing costs	(14,478)	(2,633)
Net activity from equity transactions	(938)	(2,136)
Dividends and distributions	(346,418)	(344,574)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	65,591	208,599
Distributions to noncontrolling interests in property partnerships	(38,002)	(37,459)
Net cash used in financing activities	(758,132)	(886,221)
Net decrease in cash and cash equivalents and cash held in escrows	(807,355)	(875,066)
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567
Cash and cash equivalents and cash held in escrows, end of period	$527,841	$737,501

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477
Cash held in escrows, beginning of period	80,314	81,090
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567

Cash and cash equivalents, end of period	$446,953	$685,376
Cash held in escrows, end of period	80,888	52,125
Cash and cash equivalents and cash held in escrows, end of period	$527,841	$737,501

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$342,936	$342,409
Interest capitalized	$22,465	$19,717

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(48,037)	$(57,999)
Change in real estate included in accounts payable and accrued expenses	$64,135	$(48,896)
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$30,631
Lease liability - finance lease reversal for re-assessment event	$—	$(38,491)
Right of use asset - finance lease reversal for re-assessment event	$—	$(28,962)
Non-cash contributions from noncontrolling interests in property partnerships, net	$(2,393)	$60,410
Capitalized operating lease costs	$15,096	$15,098
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)
Mortgage note payable recorded upon consolidation	$—	$207,093

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2025	2024
Real estate and intangibles recorded upon consolidation	$—	$(220,015)
Real estate contributed in exchange for investment in unconsolidated joint venture	$(5,595)	$—
Investment in unconsolidated joint ventures funded by real estate contributed	$5,595	$—
Dividends and distributions declared but not paid	$172,732	$172,172
Conversions of noncontrolling interests to stockholders’ equity	$3,801	$2,754
Issuance of restricted securities to employees and non-employee directors	$43,658	$43,366

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,917,248 and $7,797,430 at June 30, 2025 and December 31, 2024, respectively)	$28,061,966	$27,504,358
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2025 and December 31, 2024, respectively)	372,839	372,922
Right of use assets - operating leases (amounts related to VIEs of $131,751 and $140,558 at June 30, 2025 and December 31, 2024, respectively)	325,670	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,698,752) and $(1,628,274) at June 30, 2025 and December 31, 2024, respectively)	(7,730,220)	(7,397,882)
Total real estate	21,030,255	20,814,165
Cash and cash equivalents (amounts related to VIEs of $319,475 and $373,737 at June 30, 2025 and December 31, 2024, respectively)	446,953	1,254,882
Cash held in escrows (amounts related to VIEs of $4,997 and $4,979 at June 30, 2025 and December 31, 2024, respectively)	80,888	80,314
Investments in securities	41,062	39,706
Tenant and other receivables, net (amounts related to VIEs of $31,572 and $20,435 at June 30, 2025 and December 31, 2024, respectively)	109,683	107,453
Note receivable, net	6,711	4,947
Related party notes receivables, net	88,825	88,779
Sales-type lease receivable, net	15,188	14,657
Accrued rental income, net (amounts related to VIEs of $452,950 and $435,110 at June 30, 2025 and December 31, 2024, respectively)	1,509,347	1,466,220
Deferred charges, net (amounts related to VIEs of $208,365 and $211,726 at June 30, 2025 and December 31, 2024, respectively)	809,033	813,345
Prepaid expenses and other assets (amounts related to VIEs of $18,569 and $15,036 at June 30, 2025 and December 31, 2024, respectively)	89,624	70,839
Investments in unconsolidated joint ventures	1,161,036	1,093,583
Total assets	$25,388,605	$25,848,890
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,284,449 and $3,282,027 at June 30, 2025 and December 31, 2024, respectively)	$4,278,788	$4,276,609
Unsecured senior notes, net	9,800,577	10,645,077
Unsecured line of credit	185,000	—
Unsecured term loans, net	796,640	798,813
Unsecured commercial paper	750,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $21,010 and $20,931 at June 30, 2025 and December 31, 2024, respectively)	365,897	370,885
Lease liabilities - operating leases (amounts related to VIEs of $163,981 and $157,691 at June 30, 2025 and December 31, 2024, respectively)	399,174	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $144,822 and $115,808 at June 30, 2025 and December 31, 2024, respectively)	480,158	401,874
Dividends and distributions payable	172,732	172,486
Accrued interest payable	120,975	128,098
Other liabilities (amounts related to VIEs of $93,554 and $126,202 at June 30, 2025 and December 31, 2024, respectively)	416,838	450,796
Total liabilities	17,766,779	18,137,324

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2025	December 31, 2024
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 103,473 and 128,227 units outstanding at redemption value at June 30, 2025 and December 31, 2024, respectively	6,981	9,535
Noncontrolling interests:
Redeemable partnership units— 15,707,557 and 15,730,882 common units and 2,720,300 and 2,335,229 long term incentive units outstanding at redemption value at June 30, 2025 and December 31, 2024, respectively	1,285,061	1,378,573
Capital:
Boston Properties Limited Partnership partners’ capital— 1,767,941 and 1,762,411 general partner units and 156,598,336 and 156,412,584 limited partner units outstanding at June 30, 2025 and December 31, 2024, respectively	4,340,850	4,391,985
Accumulated other comprehensive loss	(15,059)	(2,072)
Total partners’ capital	4,325,791	4,389,913
Noncontrolling interests in property partnerships	2,003,993	1,933,545
Total capital	6,329,784	6,323,458
Total liabilities and capital	$25,388,605	$25,848,890

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Lease	$805,935	$790,555	$1,617,037	$1,579,145
Parking and other	34,799	34,615	65,041	66,831
Hotel	14,773	14,812	24,370	22,998
Development and management services	8,846	6,352	18,621	12,506
Direct reimbursements of payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Total revenue	868,457	850,482	1,733,672	1,689,921
Expenses
Operating
Rental	332,062	321,426	663,640	635,583
Hotel	9,365	9,839	16,930	15,854
General and administrative	42,516	44,109	94,800	94,127
Payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Transaction costs	357	189	1,125	702
Depreciation and amortization	222,116	217,839	440,520	434,858
Total expenses	610,520	597,550	1,225,618	1,189,565
Other income (expense)
Income (loss) from unconsolidated joint ventures	(3,324)	(5,799)	(5,463)	13,387
Gain on sale of real estate	18,489	—	18,489	—
Loss on sales-type lease	—	—	(2,490)	—
Interest and other income (loss)	8,063	10,788	15,813	25,317
Gains from investments in securities	2,600	315	2,235	2,587
Unrealized gain (loss) on non-real estate investments	(39)	58	(522)	454
Impairment loss	—	—	—	(13,615)
Loss from early extinguishment of debt	—	—	(338)	—
Interest expense	(162,783)	(149,642)	(326,227)	(311,533)
Net income	120,943	108,652	209,551	216,953
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(20,100)	(17,825)	(38,849)	(35,046)
Net income attributable to Boston Properties Limited Partnership	$100,843	$90,827	$170,702	$181,907
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.57	$0.52	$0.97	$1.04
Weighted average number of common units outstanding	175,871	175,408	175,812	175,332
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.57	$0.52	$0.97	$1.04
Weighted average number of common and common equivalent units outstanding	176,354	175,660	176,268	175,531
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$120,943	$108,652	$209,551	$216,953
Other comprehensive income (loss):
Effective portion of interest rate contracts	(5,636)	936	(18,912)	17,287
Amortization of interest rate contracts (1)	1,692	3,081	4,773	6,441
Other comprehensive income (loss)	(3,944)	4,017	(14,139)	23,728
Comprehensive income	116,999	112,669	195,412	240,681
Comprehensive income attributable to noncontrolling interests	(20,244)	(17,969)	(39,137)	(35,334)
Comprehensive income attributable to Boston Properties Limited Partnership	$96,755	$94,700	$156,275	$205,347
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, March 31, 2025	1,767	156,556	$4,408,383	$(11,379)	$1,938,344	$6,335,348	$1,280,106
Net activity from contributions and unearned compensation	1	38	3,049	—	—	3,049	10,736
Allocated net income for the period	—	—	90,786	—	20,100	110,886	10,057
Distributions	—	—	(155,199)	—	—	(155,199)	(18,158)
Conversion of redeemable partnership units	—	4	125	—	—	125	(125)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(2,853)	—	—	(2,853)	2,853
Effective portion of interest rate contracts	—	—	—	(5,075)	—	(5,075)	(561)
Amortization of interest rate contracts	—	—	—	1,395	144	1,539	153
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,441)	—	63,882	60,441	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(18,477)	(18,477)	—
Equity, June 30, 2025	1,768	156,598	$4,340,850	$(15,059)	$2,003,993	$6,329,784	$1,285,061

Equity, March 31, 2024	1,762	155,287	$5,004,678	$(3,620)	$1,734,904	$6,735,962	$1,300,409
Net activity from contributions and unearned compensation	—	8	2,499	—	—	2,499	14,041
Allocated net income for the period	—	—	81,318	—	17,825	99,143	9,509
Distributions	—	—	(153,956)	—	—	(153,956)	(18,842)
Conversion of redeemable partnership units	—	41	1,451	—	—	1,451	(1,451)
Adjustment to reflect redeemable partnership units at redemption value	—	—	73,226	—	—	73,226	(73,226)
Effective portion of interest rate contracts	—	—	—	835	—	835	101
Amortization of interest rate contracts	—	—	—	2,630	144	2,774	307
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	1,244	—	66,237	67,481	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(17,434)	(17,434)	—
Equity, June 30, 2024	1,762	155,336	$5,010,460	$(155)	$1,801,676	$6,811,981	$1,230,848

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2024	1,762	156,413	$4,391,985	$(2,072)	$1,933,545	$6,323,458	$1,378,573
Net activity from contributions and unearned compensation	2	73	4,751	—	—	4,751	31,725
Allocated net income for the period	—	—	153,666	—	38,849	192,515	17,036
Distributions	—	—	(310,356)	—	—	(310,356)	(36,307)
Conversion of redeemable partnership units	4	112	3,801	—	—	3,801	(3,801)
Adjustment to reflect redeemable partnership units at redemption value	—	—	100,725	—	—	100,725	(100,725)
Effective portion of interest rate contracts	—	—	—	(17,025)	—	(17,025)	(1,887)
Amortization of interest rate contracts	—	—	—	4,038	288	4,326	447
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,722)	—	69,313	65,591	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(38,002)	(38,002)	—
Equity, June 30, 2025	1,768	156,598	$4,340,850	$(15,059)	$2,003,993	$6,329,784	$1,285,061

Equity, December 31, 2023	1,755	155,185	$4,973,951	$(21,147)	$1,640,704	$6,593,508	$1,347,575
Net activity from contributions and unearned compensation	5	76	5,361	—	—	5,361	28,310
Allocated net income for the period	—	—	162,898	—	35,046	197,944	19,009
Distributions	—	—	(307,864)	—	—	(307,864)	(37,706)
Conversion of redeemable partnership units	2	75	2,754	—	—	2,754	(2,754)
Adjustment to reflect redeemable partnership units at redemption value	—	—	126,034	—	—	126,034	(126,034)
Effective portion of interest rate contracts	—	—	—	15,481	—	15,481	1,806
Amortization of interest rate contracts	—	—	—	5,511	288	5,799	642
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	47,326	—	163,097	210,423	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(37,459)	(37,459)	—
Equity, June 30, 2024	1,762	155,336	$5,010,460	$(155)	$1,801,676	$6,811,981	$1,230,848
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$209,551	$216,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,520	434,858
Impairment loss	—	13,615
Amortization of right of use assets - operating leases	289	1,785
Amortization of sales type lease	(513)	(488)
Non-cash compensation expense	34,860	35,187
Loss (Income) from unconsolidated joint ventures	5,463	(13,387)
Distributions of net cash flow from operations of unconsolidated joint ventures	25,857	21,153
Gains from investments in securities	(2,235)	(2,587)
Allowance for current expected credit losses	(6)	36
Non-cash portion of interest expense	16,926	14,172
Loss from early extinguishments of debt	338	—
Gain on sale of real estate	(18,489)	—
Loss on sales-type lease	2,490	—
Unrealized (gain) loss on non-real estate investments	522	(454)
Change in assets and liabilities:
Tenant and other receivables, net	4,336	39,743
Accrued rental income, net	(51,222)	(52,590)
Prepaid expenses and other assets	(22,275)	(14,685)
Right of use assets - operating lease	—	(750)
Lease liabilities - operating leases	199	(997)
Accounts payable and accrued expenses	12,133	(24,650)
Accrued interest payable	(7,116)	(21,637)
Other liabilities	(41,586)	(38,169)
Tenant leasing costs	(46,861)	(42,449)
Total adjustments	353,630	347,706
Net cash provided by operating activities	563,181	564,659
Cash flows from investing activities:
Construction in progress	(278,667)	(313,602)
Building, pre-development and other capital improvements	(129,031)	(66,799)
Tenant improvements	(139,748)	(117,848)
Proceeds from sale of real estate	21,840	—
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086
Capital contributions to unconsolidated joint ventures	(84,432)	(60,461)
Investment in non-real estate investments	(1,430)	(625)
Issuance of note receivables (including related party)	(1,800)	(1,423)
Investments in securities, net	864	1,168
Net cash used in investing activities	(612,404)	(553,504)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2025	2024
Cash flows from financing activities:
Repayments of mortgage notes payable	(2,152)	(2,019)
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)
Borrowings on unsecured line of credit	520,000	—
Repayments of unsecured line of credit	(335,000)	—
Borrowings on unsecured term loan	700,000	—
Repayment of unsecured term loan	(700,000)	(500,000)
Payments on finance lease obligations	(6,735)	(5,999)
Borrowings on commercial paper program	3,997,365	1,859,075
Repayments on commercial paper program	(3,747,365)	(1,359,075)
Deferred financing costs	(14,478)	(2,633)
Net activity from equity transactions	(938)	(2,136)
Distributions	(346,418)	(344,574)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	65,591	208,599
Distributions to noncontrolling interests in property partnerships	(38,002)	(37,459)
Net cash used in financing activities	(758,132)	(886,221)
Net decrease in cash and cash equivalents and cash held in escrows	(807,355)	(875,066)
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567
Cash and cash equivalents and cash held in escrows, end of period	$527,841	$737,501

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477
Cash held in escrows, beginning of period	80,314	81,090
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567

Cash and cash equivalents, end of period	$446,953	$685,376
Cash held in escrows, end of period	80,888	52,125
Cash and cash equivalents and cash held in escrows, end of period	$527,841	$737,501

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$342,936	$342,409
Interest capitalized	$22,465	$19,717

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(48,037)	$(57,999)
Change in real estate included in accounts payable and accrued expenses	$64,135	$(48,896)
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$30,631
Lease liability - finance lease reversal for re-assessment event	$—	$(38,491)
Right of use asset - finance lease reversal for re-assessment event	$—	$(28,962)
Non-cash contributions from noncontrolling interests in property partnerships, net	$(2,393)	$60,410
Capitalized operating lease costs	$15,096	$15,098
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)
Mortgage notes payable recorded upon consolidation	$—	$207,093

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2025	2024
Real estate and intangibles recorded upon consolidation	$—	$(220,015)
Real estate contributed in exchange for investment in unconsolidated joint venture	$(5,595)	$—
Investment in unconsolidated joint ventures funded by real estate contributed	$5,595	$—
Distributions declared but not paid	$172,732	$172,172
Conversions of redeemable partnership units to partners’ capital	$3,801	$2,754
Issuance of restricted securities to employees and non-employee directors	$43,658	$43,366

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at June 30, 2025, owned an approximate 89.6% (89.7% at December 31, 2024) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
Properties
At June 30, 2025, the Company owned or had joint venture interests in a portfolio of 186 commercial real estate properties (the “Properties”) aggregating approximately 53.7 million net rentable square feet of primarily office properties, including ten properties under construction/redevelopment totaling approximately 3.3 million net rentable square feet (See Note 14). At June 30, 2025, the Properties consisted of:
•162 office properties (including six properties under construction/redevelopment);
•14 retail properties (including one property under construction);
•nine residential properties (including three properties under construction); and
•one hotel.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified 12 entities that are VIEs as of June 30, 2025 and has determined that it is the primary beneficiary for nine of these entities as of June 30, 2025.
Consolidated Variable Interest Entities
As of June 30, 2025, BXP has identified nine consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following six in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square (formerly Times Square Tower), 601 Lexington Avenue, 300 Binney Street, Atlantic Wharf Office Building and 100 Federal Street, (ii) 343 Madison Avenue, which is categorized as land held for future development (See Note 14) and (iii) 290 Binney Street, which is currently under development.
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
Variable Interest Entities Not Consolidated
As of June 30, 2025, BXP has identified three unconsolidated joint venture entities that are classified as VIEs. The CAB 290 Coles Venture LLC, CAB 290 Coles Holdco LLC, and 17 Hartwell JV LLC joint ventures are VIEs because they do not have sufficient equity at risk. In addition, the Company does not consolidate the entities as it does not have the power to direct the activities that, when taken together, most significantly impact the VIEs’ performance and, therefore, the Company is not considered to be the primary beneficiary.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for June 30, 2025 and December 31, 2024, the financial instruments that are being valued for disclosure purposes, as well as the Level at which they are categorized as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
Unsecured commercial paper	Level 1
Investment in securities	Level 1
Unsecured senior notes (1)	Level 1
Related party notes receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loans	Level 3
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
At June 30, 2025 and December 31, 2024, the Company had $750.0 million and $500.0 million, respectively, outstanding under its unsecured commercial paper program (See Note 6). Due to their short-term maturity and stated interest rates that approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at June 30, 2025 and December 31, 2024.
The Company’s non-real estate investments are shown within Prepaid Expenses and Other Assets on the Consolidated Balance Sheets and were approximately $8.6 million and $7.1 million at June 30, 2025 and December 31, 2024, respectively. The non-real estate investments utilize net asset value as the practical expedient.
Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party notes receivable, net	$88,825	$87,082	$88,779	$89,213
Note receivable, net	6,711	6,393	4,947	6,187
Sales-type lease receivable, net	15,188	13,812	14,657	13,632
Total	$110,724	$107,287	$108,383	$109,032

Mortgage notes payable, net	$4,278,788	$3,921,571	$4,276,609	$3,808,095
Unsecured senior notes, net	9,800,577	9,385,448	10,645,077	10,005,606
Unsecured line of credit	185,000	182,598	—	—
Unsecured term loans, net	796,640	797,470	798,813	799,580
Unsecured commercial paper	750,000	750,000	500,000	500,000
Total	$15,811,005	$15,037,087	$16,220,499	$15,113,281
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
The following table presents the aggregate fair value of the Company’s interest rate swaps as of June 30, 2025 and December 31, 2024 (in thousands):

Fair value	June 30, 2025	December 31, 2024
Interest rate swaps	$(7,782)	$5,252
Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these amounts deferred based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At June 30, 2025 and December 31, 2024, the Company had maintained approximately $40.9 million and $39.4 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains of approximately $2.6 million and $0.3 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended June 30, 2025 and June 30, 2024, respectively, and approximately $2.2 million and $2.6 million during the six months ended June 30, 2025 and June 30, 2024, respectively, primarily due to the observable change in fair value.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Real Estate
BXP
Real estate consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Land	$5,319,076	$5,318,724
Right of use assets - finance leases	372,839	372,922
Right of use assets - operating leases	325,670	334,767
Land held for future development (1)	748,198	714,050
Buildings and improvements	17,244,256	17,149,702
Tenant improvements	4,008,371	3,866,371
Furniture, fixtures and equipment	60,486	57,136
Construction in progress	1,047,687	764,640
Total	29,126,583	28,578,312
Less: Accumulated depreciation	(7,863,743)	(7,528,057)
	$21,262,840	$21,050,255
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Land	$5,224,406	$5,224,015
Right of use assets - finance leases	372,839	372,922
Right of use assets - operating leases	325,670	334,767
Land held for future development (1)	748,198	714,050
Buildings and improvements	16,972,818	16,878,146
Tenant improvements	4,008,371	3,866,371
Furniture, fixtures and equipment	60,486	57,136
Construction in progress	1,047,687	764,640
Total	28,760,475	28,212,047
Less: Accumulated depreciation	(7,730,220)	(7,397,882)
	$21,030,255	$20,814,165
_______________
(1)Includes pre-development costs.
Development
On January 16, 2025, the Company partially placed in-service Reston Next Retail, a retail project with approximately 30,000 net rentable square feet located in Reston, Virginia.
On March 31, 2025, the Company commenced the redevelopment of 1050 Winter Street, an approximately 162,000 net rentable square foot office property located in Waltham, Massachusetts. On April 5, 2025, 1050 Winter Street was partially placed in-service (See Note 14). The project is fully pre-leased.
Disposition
On June 27, 2025, the Company entered into a joint venture with a third party to redevelop, own and operate 17 Hartwell Avenue in Lexington, Massachusetts. The Company sold the land at 17 Hartwell Avenue to the joint venture for approximately $21.8 million in cash. Upon formation of the joint venture, the Company ceased accounting for the property on a consolidated basis and is accounting for the joint venture on an unconsolidated basis using the equity method of accounting, as it does not have a controlling financial or operating interest in the joint venture (See Note 5). The Company recognized a gain upon sale of the real estate of approximately $18.4 million for BXP and $18.5 million for BPLP during the three and six months ended June 30, 2025, within Gain on Sale of Real Estate on the respective Consolidated Statement of Operations, as the fair value of the real estate exceeded its carrying value. 17 Hartwell Avenue contributed approximately $0.1 million and $0.3 million of net loss to the Company for the period from April 1, 2025 through June 26, 2025 and January 1, 2025 through June 26, 2025, respectively, and contributed approximately $23,000 and $0.3 million of net income to the Company for the three and six months ended June 30, 2024, respectively. 17 Hartwell Avenue was an approximately 30,000 net rentable square feet office property, that was taken out of service during the three months ended June 30, 2024, and was held for future redevelopment. The Company commenced demolition of the building during the three months ended June 30, 2025.
4. Leases
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and six months ended June 30, 2025 and 2024 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Revenue	2025	2024	2025	2024
Fixed contractual payments	$661,275	$651,730	$1,327,510	$1,300,620
Variable lease payments	144,397	138,579	288,957	278,037
Sales-type lease revenue	263	246	570	488
	$805,935	$790,555	$1,617,037	$1,579,145
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2025 and December 31, 2024:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		June 30, 2025	December 31, 2024
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(23,685)	$(11,924)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(2)	29,534	29,775
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(12,486)	(11,696)
501 K Street LLC	1001 6th Street	50.00%		45,837	45,903
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		40,492	42,310
Residential Tower Developer LLC	Hub50House	50.00%		39,498	42,493
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		14,662	14,271
Office Tower Developer LLC	100 Causeway Street	50.00%		55,852	55,810
1265 Main Office JV LLC	1265 Main Street	50.00%		3,340	3,476
BNY Tower Holdings LLC	Dock 72	50.00%	(3)	(11,961)	(9,889)
CA-Colorado Center, LLC	Colorado Center	50.00%		70,222	65,000
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		48,072	48,423
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		111,471	112,771
Platform 16 Holdings LP	Platform 16	55.00%		57,805	56,265
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		271,454	272,000
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,068	27,051
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(4)	43	—
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(5)	89,769	74,592
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,900	14,844
751 Gateway Holdings LLC	751 Gateway	49.00%		119,634	99,701
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		74,446	70,673
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		19,632	18,225
CAB 290 Coles Venture LLC	290 Coles Street - Common Equity	19.46%	(6)	19,625	N/A
CAB 290 Coles Holdco LLC	290 Coles Street - Preferred Equity	—%	(6)(7)	1,615	N/A
17 Hartwell Avenue JV LLC	17 Hartwell Avenue	20.00%	(6)	6,065	N/A
				$1,112,904	$1,060,074
 _______________
(1)Investments with deficit balances aggregating approximately $48.1 million and $33.5 million at June 30, 2025 and December 31, 2024, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
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
(6)This entity is a VIE (See Note 2).
(7)The Company agreed to fund up to $65.0 million of the required capital through its preferred equity investment. The Company’s preferred equity investment will earn a 13.0% internal rate of return (“IRR”) and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030.
Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint venture. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, one or more partners could be entitled to receive an additional promoted interest or payments.
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,838,787	$5,748,198
Other assets (2)	726,052	703,096
Total assets	$6,564,839	$6,451,294
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,214,062	$3,206,723
Other liabilities (3)	244,381	292,125
Members’/Partners’ equity	3,106,396	2,952,446
Total liabilities and members’/partners’ equity	$6,564,839	$6,451,294
Company’s share of equity	$1,388,350	$1,344,543
Basis differentials (4)	(275,446)	(284,469)
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$1,112,904	$1,060,074
_______________
(1)At June 30, 2025 and December 31, 2024, this amount included right of use assets - operating leases totaling approximately $18.4 million and $19.0 million, respectively.
(2)At June 30, 2025 and December 31, 2024, this amount included sales-type lease receivable, net totaling approximately $14.3 million and $14.1 million, respectively.
(3)At June 30, 2025 and December 31, 2024, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
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

	June 30, 2025	December 31, 2024
Property	(in thousands)
Colorado Center	$129,524	$127,632
200 Fifth Avenue	49,459	49,656
Gateway Commons	(72,366)	(74,500)
Safeco Plaza	(74,043)	(75,576)
Dock 72	(90,263)	(92,054)
360 Park Avenue South	(111,530)	(113,265)
Platform 16	(142,676)	(142,698)
Other basis differentials	36,449	36,336
Total basis differentials	(275,446)	(284,469)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(5)Investments with deficit balances aggregating approximately $48.1 million and $33.5 million at June 30, 2025 and December 31, 2024, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue (1)	$125,432	$120,152	$256,119	$250,546
Expenses
Operating	55,190	46,453	108,919	95,649
Transaction costs	1	5	171	8
Depreciation and amortization	44,152	38,396	86,531	77,819
Total expenses	99,343	84,854	195,621	173,476
Other income (expense)
Loss from early extinguishment of debt	—	—	(62)	—
Interest expense	(45,103)	(43,299)	(89,535)	(86,862)
Unrealized gain (loss) on derivative instruments	(4,904)	848	(13,229)	10,960
Net income (loss)	$(23,918)	$(7,153)	$(42,328)	$1,168

Company’s share of net income (loss)	$(7,690)	$(2,744)	$(13,486)	$214
Gain on sale / consolidation	—	—	—	21,696
Basis differential (2)	4,366	(3,055)	8,023	(8,523)
Income (loss) from unconsolidated joint ventures	$(3,324)	$(5,799)	$(5,463)	$13,387
_______________
(1)Includes straight-line rent adjustments of approximately $4.5 million and $6.2 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $7.9 million and $13.8 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes depreciation and amortization of approximately $(3.0) million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $(4.4) million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively. Includes unrealized gain (loss) on derivative instruments of approximately $(1.3) million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and approximately $(3.5) million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.

On February 27, 2025, a joint venture in which the Company has a 50% ownership interest, entered into a $252.0 million mortgage loan secured by 7750 Wisconsin Avenue in Bethesda, Maryland. The loan is scheduled to mature on March 1, 2035, bears interest at a fixed rate of 5.49% per annum, and requires monthly principal and interest payments. The proceeds from the loan were used to repay the existing $252.0 million construction loan collateralized by the property. The repayment resulted in the joint venture recognizing a loss from early extinguishment of debt of approximately $0.1 million related to unamortized finance costs during the six months ended June 30, 2025. 7750 Wisconsin Avenue is an office property with approximately 736,000 net rentable square feet.
On March 5, 2025, the Company acquired a 19.46% interest in a joint venture that is developing 290 Coles Street located in Jersey City, New Jersey for a gross purchase price of approximately $20.0 million. Additionally, the Company agreed to fund up to $65.0 million of the required capital through a preferred equity investment. The Company’s preferred equity investment will earn a 13.0% IRR and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030. As of June 30, 2025, the Company has funded approximately $1.6 million of the required capital through the preferred equity investment. On March 5, 2025, the joint venture entered into a $225.0 million construction loan, which will fund construction costs after the funding of all common and preferred equity investments required by the construction loan agreement. The loan bears interest at a variable rate equal to Term SOFR plus 2.50% per annum and is scheduled to mature on March 5, 2029 with an additional one-year extension option, subject to certain conditions. When completed, 290 Coles Street is expected to be a 670-unit residential property with retail space aggregating approximately 560,000 net rentable square feet.
On June 27, 2025, the Company entered into a joint venture to redevelop, own, and operate 17 Hartwell Avenue in Lexington, Massachusetts. The third party partner contributed approximately $23.0 million of cash, which was used by the joint venture to purchase the land at 17 Hartwell Avenue from the Company for approximately $21.8 million in cash. The Company contributed development costs of approximately $5.6 million for its 20% ownership interest in the joint venture. Additionally, on June 27, 2025, the joint venture entered into a $98.7 million construction loan. The loan bears interest at a fixed rate of 6.75% per annum and is scheduled to mature on July 10, 2030. When completed, 17 Hartwell Avenue is expected to be a 312-unit residential property with garage and retail space (See Note 3).
6. Debt
Unsecured Senior Notes
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
Unsecured Credit Facility and Unsecured Term Loans
On March 28, 2025, BPLP amended and restated its revolving credit agreement (as amended and restated, the “2025 Credit Facility”). The 2025 Credit Facility provides for aggregate borrowings of up to $2.950 billion through an unsecured revolving credit facility and an unsecured term loan facility, subject to customary conditions. Among other things, the amendment and restatement (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $2.0 billion to $2.250 billion, (2) extended the maturity date of the Revolving Facility from June 15, 2026 to March 29, 2030, and (3) added a $700.0 million unsecured term loan facility (the “Term Loan Facility”) with an initial maturity date of March 30, 2029, with two, six-month extension options, each subject to customary conditions. In addition, BPLP may increase the total commitment under the 2025 Credit Facility to a maximum commitment amount of up to $3.5 billion through increase(s) in the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase(s) and other customary conditions. In connection with the amendment and restatement, the Company recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the six months ended June 30, 2025.
At BPLP’s option, loans under the 2025 Credit Facility that are advanced in U.S. dollars will bear interest at a rate per annum equal to Term SOFR, Daily Simple SOFR or a Base Rate (each as defined in the Tenth Amended and Restated Credit Agreement, which governs the 2025 Credit Facility (the “Credit Agreement”)), in each case, plus a margin based on BPLP’s credit rating ranging from (i) for Term SOFR and Daily Simple SOFR loans, (a) under the Revolving Facility, 70.0 to 140.0 basis points, or (b) under the Term Loan Facility, 75.0 to 160.0 basis points (plus a SOFR conversion adjustment of 10 basis points), and (ii) for Base Rate loans, (a) under the Revolving Facility, 0 to 40.0 basis points, or (b) under the Term Loan Facility, 0 to 60.0 basis points. At BPLP’s option, loans under the Revolving Facility can also be denominated in Euros, Sterling or Canadian Dollars and such loans will bear interest at a rate per annum equal to (1) in the case of loans denominated in Euro, EURIBOR, (2) in the case of loans denominated in Canadian Dollars, Term CORRA (as adjusted), and (3) in the case of loans denominated in Sterling, SONIA (as adjusted), plus, in each case, a margin based on BPLP’s credit rating as described above for loans under the Revolving Facility. On April 22, 2025, BPLP amended the 2025 Credit Facility to remove the SOFR conversion adjustment of 10 basis points (as described in clause (i)(b) above), which is no longer applicable to the Term Loan Facility. Other than the foregoing, the material terms of the 2025 Credit Facility remained unchanged.
Pursuant to the 2025 Credit Facility, BPLP is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on BPLP’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit ranging from 0.70% to 1.40% based on BPLP’s credit rating.
Based on BPLP’s June 30, 2025 credit rating, (1) for SOFR-based loans under the Revolving Facility, the per annum interest rate margin is 0.85%, (2) for SOFR-based loans under the Term Loan Facility, the per annum interest rate margin is 0.95%, (3) for Base Rate-based loans under both the Revolving Facility and Term Loan Facility, the margin is zero basis points and (4) the facility fee for commitments under the Revolving Facility is 0.20% per annum.
The 2025 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay all outstanding amounts and the cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2025 Credit Facility requires that BPLP maintain: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At June 30, 2025, BPLP was in compliance with each of these financial restrictions and requirements.
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
At June 30, 2025, BPLP had $185.0 million and $700.0 million outstanding under the Revolving Facility and Term Loan Facility, respectively. The 2025 Credit Facility is used as a backstop for BPLP’s $750.0 million unsecured commercial paper program (the “Commercial Paper Program”) (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2025 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
Unsecured Commercial Paper
On March 28, 2025, BPLP increased the amount by which it may issue unsecured commercial paper notes under the Commercial Paper Program from $500.0 million to $750.0 million. Other than the increase in the program’s maximum capacity, all other terms of the Commercial Paper Program remain unchanged. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $750.0 million with varying maturities of up to one year. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The Commercial Paper Program is backstopped by available capacity under the 2025 Credit Facility. At June 30, 2025, BPLP had an aggregate of $750.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.73% per annum and had a weighted-average maturity of 49 days from the issuance date.

7. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of June 30, 2025, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
On April 8, 2025, BPLP entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swap contracts that expired on April 1, 2025 thus continuing to reduce its exposure to the variability in future cash flows attributable to changes in the interest rates associated with its $100.0 million unsecured term loan facility (the “2024 Unsecured Term Loan”) and the $200.0 million mortgage secured by the Company’s Santa Monica Business Park properties, located in Santa Monica, California. The interest rate swap was entered into to fix Daily Simple SOFR, the reference rate for the 2024 Unsecured Term Loan and mortgage, at a fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025, the effective date, and ending on April 6, 2026. For the period from April 7, 2025 through June 30, 2025, the Company recognized approximately $(0.5) million of interest expense related to this interest rate swap contract.
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not have any undesignated hedges during the three and six months ended June 30, 2025.
BPLP’s derivative contracts consisted of the following at June 30, 2025 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Other liabilities	$(8,411)
Interest Rate Swaps	300,000	April 7, 2025	April 6, 2026	3.678%	—	3.678%	Prepaid expenses and other assets	629
	$900,000							$(7,782)
The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss) (1)	$(5,636)	$936	$(18,912)	$17,287
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$1,692	$3,081	$4,773	$6,441
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
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
The Company had letter of credit and performance obligations related to lender and development requirements that totaled approximately $20.3 million at June 30, 2025.
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
In connection with the sale of Metropolitan Square, an approximately 657,000 square foot office building in Washington, DC in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as-needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of June 30, 2025, the Company has funded approximately $6.7 million under the mezzanine loan.
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
On January 25, 2024, the New York Supreme Court granted in part the seller’s motion for summary judgment finding that the Company owes the seller an “Additional Fee” and a “Final Fee” under the terms of the parties’ purchase agreement. The court issued a follow-on order on February 8, 2024, confirming its earlier order that the seller is entitled to the fees described in the parties’ agreement. Other than the “Fixed Fee,” which the Company agreed to pay and for which it had established a reserve of approximately $2.2 million (including interest), the amount of the fees (if any) that are due to the seller has not been determined. On December 9, 2024, the court issued a judgment awarding the seller the Fixed Fee (including interest) of approximately $2.7 million and the Company paid this fee following the judgment. For the Additional Fee and Final Fee, the seller submitted a request for the appointment of a Special Referee on January 7, 2025. Separately, the Company filed a notice of appeal on January 15, 2025 to preserve the Company’s ability to appeal the grant of summary judgment on the question of whether the Company is liable for payment of the Additional Fee and Final Fee. The Company subsequently entered into a stipulation that extended the deadline to perfect the appeal from July 15, 2025 (six months from the notice of appeal) to September 13, 2025.
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

9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2025, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2023 MYLTIP Units	2024 MYLTIP Units	2025 MYLTIP Units
15,707,557	2,720,300	322,053	330,479	354,940
__________
(1)Includes 655,534 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2022 (i.e., 2012 OPP and 2013 - 2022 MYLTIP awards).
Noncontrolling Interest—Common Units
During the six months ended June 30, 2025, 116,204 OP Units were presented by the holders for redemption (including an aggregate of 13,038 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At June 30, 2025, BPLP had outstanding the 2023 - 2025 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2023 - 2025 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of Common Stock equal to the number of 2023 - 2025 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2023 - 2025 MYLTIP Units.
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
The following table presents BPLP’s distributions on the OP Units and LTIP Units and MYLTIP Units paid or declared in 2025 and during the six months ended June 30, 2024:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 30, 2025	July 31, 2025	$0.98	$0.098
March 31, 2025	April 30, 2025	$0.98	$0.098
December 31, 2024	January 30, 2025	$0.98	$0.098
June 28, 2024	July 31, 2024	$0.98	$0.098
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. Based on the last reported price of a share of Common Stock on the New York Stock Exchange of $67.47 per share on June 30, 2025, the value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2022 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at June 30, 2025 was approximately $1.3 billion.

Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $2.0 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets (See Note 14).
10. Stockholders’ Equity / Partners’ Capital
As of June 30, 2025, BXP had 158,366,277 shares of Common Stock outstanding.
As of June 30, 2025, BXP owned 1,767,941 general partnership units and 156,598,336 limited partnership units in BPLP.
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
During the six months ended June 30, 2025, BXP issued 116,204 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2025 and during the six months ended June 30, 2024:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 30, 2025	July 31, 2025	$0.98	$0.98
March 31, 2025	April 30, 2025	$0.98	$0.98
December 31, 2024	January 30, 2025	$0.98	$0.98
June 28, 2024	July 31, 2024	$0.98	$0.98
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98
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

Asset information by segment is not reported because the Company and the CODMs are not provided with the segment asset information and therefore do not use this measure to assess performance or allocate resources. Asset values for the Company’s properties are reported in the Consolidated Balance Sheets at historical cost, which may not reflect current market values. Therefore, depreciation and amortization expense is not allocated among segments. The following are not included in the Company’s share of NOI as they are not necessarily linked to the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level: development and management services revenue, direct reimbursements of payroll and related costs from management services contracts, income (loss) from unconsolidated joint ventures, gain on sale of real estate, interest and other income (loss), gains from investments in securities, unrealized gain (loss) on non-real estate investments, corporate general and administrative expense, payroll and related costs from management services contracts, transaction costs, depreciation and amortization expense, loss on sales-type lease, impairment loss, loss from early extinguishment of debt, interest expense and net income attributable to noncontrolling interests. The Company’s share of NOI presented may not be comparable to what is reported by other REITs or real estate companies that define NOI differently.
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

The following tables present reconciliations of Company’s share of NOI to Net Income Attributable to BXP, Inc. and Net Income Attributable to Boston Properties Limited Partnership for the three and six months ended June 30, 2025 and 2024.
BXP

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Company’s share of NOI	$493,547	$492,913	$988,325	$990,593
Add:
Development and management services revenue	8,846	6,352	18,621	12,506
Direct reimbursements of payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Income (loss) from unconsolidated joint ventures	(3,324)	(5,799)	(5,463)	13,387
Gain on sale of real estate	18,390	—	18,390	—
Interest and other income (loss)	8,063	10,788	15,813	25,317
Gains from investments in securities	2,600	315	2,235	2,587
Unrealized gain (loss) on non-real estate investments	(39)	58	(522)	454
Net operating income attributable to noncontrolling interests in property partnerships	51,562	47,391	101,264	93,961
Less:
General and administrative expense	42,516	44,109	94,800	94,127
Payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Transaction costs	357	189	1,125	702
Depreciation and amortization expense	223,819	219,542	443,926	438,258
Loss on sales-type lease	—	—	2,490	—
Net operating income from unconsolidated joint ventures	31,029	31,587	63,711	67,017
Impairment loss	—	—	—	13,615
Loss from early extinguishment of debt	—	—	338	—
Interest expense	162,783	149,642	326,227	311,533
Net Income	119,141	106,949	206,046	213,553
Less:
Noncontrolling interests in property partnerships	20,100	17,825	38,849	35,046
Noncontrolling interest—common units of the Operating Partnership	10,064	9,509	17,036	19,009
Net income attributable to BXP, Inc.	$88,977	$79,615	$150,161	$159,498

BPLP

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Company’s share of NOI	$493,547	$492,913	$988,325	$990,593
Add:
Development and management services revenue	8,846	6,352	18,621	12,506
Direct reimbursements of payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Income (loss) from unconsolidated joint ventures	(3,324)	(5,799)	(5,463)	13,387
Gain on sale of real estate	18,489	—	18,489	—
Interest and other income (loss)	8,063	10,788	15,813	25,317
Gains from investments in securities	2,600	315	2,235	2,587
Unrealized gain (loss) on non-real estate investments	(39)	58	(522)	454
Net operating income attributable to noncontrolling interests in property partnerships	51,562	47,391	101,264	93,961
Less:
General and administrative expense	42,516	44,109	94,800	94,127
Payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Transaction costs	357	189	1,125	702
Depreciation and amortization expense	222,116	217,839	440,520	434,858
Loss on sales-type lease	—	—	2,490	—
Net operating income from unconsolidated joint ventures	31,029	31,587	63,711	67,017
Impairment loss	—	—	—	13,615
Loss from early extinguishment of debt	—	—	338	—
Interest expense	162,783	149,642	326,227	311,533
Net Income	120,943	108,652	209,551	216,953
Less:
Noncontrolling interests in property partnerships	20,100	17,825	38,849	35,046
Net income attributable to Boston Properties Limited Partnership	$100,843	$90,827	$170,702	$181,907
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$868,457	$850,482	$1,733,672	$1,689,921
Less:
Development and management services	8,846	6,352	18,621	12,506
Direct reimbursements of payroll and related costs from management services contracts	4,104	4,148	8,603	8,441
Total rental revenue	$855,507	$839,982	$1,706,448	$1,668,974

The following tables present the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the three and six months ended June 30, 2025 and 2024 (dollars in thousands).
For the three months ended June 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$303,822	$17,616	$264,089	$125,380	$12,112	$105,183	$828,202
Residential	4,400	—	—	3,355	—	4,777	12,532
Hotel	14,773	—	—	—	—	—	14,773
Total	322,995	17,616	264,089	128,735	12,112	109,960	855,507
% of Grand Totals	37.75%	2.06%	30.87%	15.05%	1.42%	12.85%	100.00%
Rental Expenses:
Office	111,235	6,950	114,676	49,632	2,986	40,005	325,484
Residential	1,673	—	—	2,804	—	2,101	6,578
Hotel	9,365	—	—	—	—	—	9,365
Total	122,273	6,950	114,676	52,436	2,986	42,106	341,427
% of Grand Totals	35.81%	2.04%	33.59%	15.36%	0.87%	12.33%	100.00%
Net operating income	$200,722	$10,666	$149,413	$76,299	$9,126	$67,854	$514,080
% of Grand Totals	39.05%	2.07%	29.06%	14.84%	1.78%	13.20%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(15,728)	—	(35,834)	—	—	—	(51,562)
Add: Company’s share of net operating income from unconsolidated joint ventures	9,070	7,053	1,511	4,198	2,277	6,920	31,029
Company’s share of net operating income	$194,064	$17,719	$115,090	$80,497	$11,403	$74,774	$493,547
% of Grand Totals	39.32%	3.59%	23.32%	16.31%	2.31%	15.15%	100.00%

For the three months ended June 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$285,352	$18,472	$261,805	$131,709	$10,520	$105,086	$812,944
Residential	4,272	—	—	3,318	—	4,636	12,226
Hotel	14,812	—	—	—	—	—	14,812
Total	304,436	18,472	261,805	135,027	10,520	109,722	839,982
% of Grand Totals	36.25%	2.20%	31.17%	16.07%	1.25%	13.06%	100.00%
Rental Expenses:
Office	108,908	6,767	108,476	48,668	3,290	39,578	315,687
Residential	1,543	—	—	2,169	—	2,027	5,739
Hotel	9,839	—	—	—	—	—	9,839
Total	120,290	6,767	108,476	50,837	3,290	41,605	331,265
% of Grand Totals	36.31%	2.04%	32.75%	15.35%	0.99%	12.56%	100.00%
Net operating income	$184,146	$11,705	$153,329	$84,190	$7,230	$68,117	$508,717
% of Grand Totals	36.20%	2.30%	30.14%	16.55%	1.42%	13.39%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,924)	—	(36,467)	—	—	—	(47,391)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,691	7,035	3,158	4,411	1,938	6,354	31,587
Company’s share of net operating income	$181,913	$18,740	$120,020	$88,601	$9,168	$74,471	$492,913
% of Grand Totals	36.91%	3.80%	24.35%	17.97%	1.86%	15.11%	100.00%

For the six months ended June 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$609,111	$34,781	$527,514	$251,188	$24,103	$210,501	$1,657,198
Residential	8,529	—	—	6,858	—	9,493	24,880
Hotel	24,370	—	—	—	—	—	24,370
Total	642,010	34,781	527,514	258,046	24,103	219,994	1,706,448
% of Grand Totals	37.63%	2.04%	30.91%	15.12%	1.41%	12.89%	100.00%
Rental Expenses:
Office	228,120	13,446	224,637	98,184	5,982	80,796	651,165
Residential	3,481	—	—	4,944	—	4,050	12,475
Hotel	16,930	—	—	—	—	—	16,930
Total	248,531	13,446	224,637	103,128	5,982	84,846	680,570
% of Grand Totals	36.51%	1.98%	33.01%	15.15%	0.88%	12.47%	100.00%
Net operating income	$393,479	$21,335	$302,877	$154,918	$18,121	$135,148	$1,025,878
% of Grand Totals	38.36%	2.08%	29.52%	15.10%	1.77%	13.17%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(31,029)	—	(70,235)	—	—	—	(101,264)
Add: Company’s share of net operating income from unconsolidated joint ventures	17,521	14,405	5,024	8,779	4,534	13,448	63,711
Company’s share of net operating income	$379,971	$35,740	$237,666	$163,697	$22,655	$148,596	$988,325
% of Grand Totals	38.44%	3.62%	24.05%	16.56%	2.29%	15.04%	100.00%

For the six months ended June 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$565,818	$38,873	$522,614	$264,323	$21,430	$208,008	$1,621,066
Residential	8,468	—	—	7,276	—	9,166	24,910
Hotel	22,998	—	—	—	—	—	22,998
Total	597,284	38,873	522,614	271,599	21,430	217,174	1,668,974
% of Grand Totals	35.80%	2.33%	31.31%	16.27%	1.28%	13.01%	100.00%
Rental Expenses:
Office	214,079	13,334	215,957	95,610	6,371	78,807	624,158
Residential	3,136	—	—	4,387	—	3,902	11,425
Hotel	15,854	—	—	—	—	—	15,854
Total	233,069	13,334	215,957	99,997	6,371	82,709	651,437
% of Grand Totals	35.77%	2.05%	33.15%	15.35%	0.98%	12.70%	100.00%
Net operating income	$364,215	$25,539	$306,657	$171,602	$15,059	$134,465	$1,017,537
% of Grand Totals	35.80%	2.51%	30.14%	16.86%	1.48%	13.21%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(21,980)	—	(71,981)	—	—	—	(93,961)
Add: Company’s share of net operating income from unconsolidated joint ventures	17,448	14,283	9,142	9,565	3,814	12,765	67,017
Company’s share of net operating income	$359,683	$39,822	$243,818	$181,167	$18,873	$147,230	$990,593
% of Grand Totals	36.31%	4.02%	24.61%	18.29%	1.91%	14.86%	100.00%

12. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income attributable to BXP, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to BXP, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units required, and the 2023 - 2025 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended June 30, 2025
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$88,977	158,312	$0.56
Effect of Dilutive Securities:
Stock Based Compensation	—	483	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$88,977	158,795	$0.56

	Three months ended June 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$79,615	157,039	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	252	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$79,615	157,291	$0.51

	Six months ended June 30, 2025
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$150,161	158,257	$0.95
Effect of Dilutive Securities:
Stock Based Compensation	—	456	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$150,161	158,713	$0.95

	Six months ended June 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$159,498	157,011	$1.02
Effect of Dilutive Securities:
Stock Based Compensation	—	199	(0.01)
Diluted Earnings:
Net income attributable to BXP, Inc.	$159,498	157,210	$1.01

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units required, and the 2023 - 2025 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,559,000 and 18,369,000 redeemable common units for the three months ended June 30, 2025 and 2024, respectively, and 17,555,000 and 18,321,000 redeemable common units for the six months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30, 2025
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$100,843	175,871	$0.57
Effect of Dilutive Securities:
Stock Based Compensation	—	483	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$100,843	176,354	$0.57

	Three months ended June 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$90,827	175,408	$0.52
Effect of Dilutive Securities:
Stock Based Compensation	—	252	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$90,827	175,660	$0.52

	Six months ended June 30, 2025
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$170,702	175,812	$0.97
Effect of Dilutive Securities:
Stock Based Compensation	—	456	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$170,702	176,268	$0.97

	Six months ended June 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$181,907	175,332	$1.04
Effect of Dilutive Securities:
Stock Based Compensation	—	199	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$181,907	175,531	$1.04
13. Stock Option and Incentive Plan
On January 22, 2025, BXP’s Compensation Committee approved the 2025 Multi-Year Long-Term Incentive Program (the “2025 MYLTIP”) awards under the BXP, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. The 2025 MYLTIP awards consist of three components. Two of the components are each weighted 40% and utilize BXP’s TSR and BXP’s diluted Funds from Operations (“FFO”) per share growth, respectively, over a three-year measurement period as the performance metrics and the third component, weighted 20%, utilizes an average leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 354,940 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 177,470 LTIP Units. Under ASC 718 “Compensation – Stock Compensation,” the 2025 MYLTIP awards have an aggregate value of approximately $12.7 million.
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
During the six months ended June 30, 2025, BXP issued 55,571 shares of restricted common stock and BPLP issued 406,646 LTIP Units and 354,940 2025 MYLTIP Units to employees, the life sciences advisory board members and non-employee directors under the 2021 Plan. The grantees paid $0.25 per LTIP Unit and 2025 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the six months ended June 30, 2025 were valued at approximately $4.0 million. The LTIP Units granted were valued at approximately $27.0 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2025 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $11.6 million and $16.0 million for the three months ended June 30, 2025 and 2024, respectively, and $34.6 million and $34.5 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, there was (1) an aggregate of approximately $28.3 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $0.8 million of unrecognized compensation expense related to unvested 2023 - 2025 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.6 years.
14. Subsequent Events
On July 1, 2025, the Company completed and fully placed in-service 1050 Winter Street, an approximately 162,000 net rentable square foot office property located in Waltham, Massachusetts (See Note 3).
On July 28, 2025, the Company sent notice to its partner that it has elected to acquire its partner’s 45% interest in the 343 Madison Avenue project at cost, or approximately $43.5 million, during the third quarter of 2025. In addition, on July 31, 2025, the Company elected to proceed with full vertical construction of 343 Madison Avenue in New York City, New York. 343 Madison Avenue will be a 46-story, 930,000 rentable square foot office development located in Manhattan with direct access to Grand Central Station.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the following risks and uncertainties, among others:
•volatile or adverse economic, capital markets and political conditions, including continued inflation, elevated interest rates, supply chain disruptions and policy changes related to tariffs, which may directly or indirectly impact us, our current clients and our prospective clients, including their demand for office space, and the costs and availability of construction materials and the economic returns on our construction and development activities;
•volatile or adverse geopolitical conflicts and dislocations in the credit markets could adversely affect economic conditions and/or restrict our access to cost-effective capital, which could have a material adverse effect on our business opportunities, results of operations and financial condition;
•risks associated with the availability and terms of financing, the use of debt to fund acquisitions and developments or refinance existing indebtedness, including the impact of higher interest rates on the cost and/or availability of financing and the use of forward interest rate contracts and derivatives and the effectiveness of such arrangements;
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on attractive terms, sustained changes in client preferences and space utilization, dependence on clients’ financial condition, and competition from other developers, owners and operators of real estate);
•failure to integrate acquisitions and developments successfully;
•risks and uncertainties affecting property development and construction;
•the ability of our joint venture partners to satisfy their obligations;
•risks associated with actual or threatened terrorist attacks;
•costs of compliance with the Americans with Disabilities Act and other similar laws;
•potential liability for uninsured losses and environmental contamination;
•risks associated with climate change and severe weather events, as well as the regulatory efforts intended to reduce the effects of climate change;

•risks associated with cyber security breaches, incidents, and compromises, as well as other significant disruptions of our information technology (IT) networks and related systems, which support our operations and our buildings;
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
Investors are also urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including the risks and uncertainties described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of June 30, 2025) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
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
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers and to focus on executing long-term leases with financially strong clients that are diverse across market sectors. We believe this strategy provides a competitive advantage that helps BXP distinguish itself from competitors as our clients are interested in leasing space in vibrant, amenitized and accessible premier workplaces. This interest has accelerated the flight to quality in the office market. Over the past several years, BXP’s experience and performance has diverged from the larger market and media sentiment, as premier workplaces have outperformed the broader office market consistently and substantially in both rental rates achieved and occupancy. We believe this divergence validates our strategy and differentiates BXP from other office companies.
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 89% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of June 30, 2025, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of June 30, 2025, our CBD assets are 89.9% occupied and 92.5% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
As of June 30, 2025, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.8 years, and (2) our 20 largest clients, based on square feet, was approximately 9.9 years.
Outlook
BXP’s leasing activity remains healthy and active across many of our core submarkets, supported by improving corporate sentiment and a continued rebound in office utilization. While conditions vary by region, we are encouraged by the breadth and depth of tenant demand in our premier assets, particularly in our East Coast markets.
Corporate confidence, one of the primary drivers of leasing activity, has been buoyed by several macroeconomic and policy developments. These include the recent passage of H.R. 1, informally known as the One Big Beautiful Bill Act (the “OBBB”), a continued trend toward regulatory easing, geopolitical risk mitigation in select regions, the expected resolution of key U.S. trade and tariff agreements, and the potential for reductions in short-term interest rates. Capital markets are reflecting this improved sentiment, with U.S. equity indices recently reaching new highs and investment-grade credit spreads hovering near 10-year lows. Corporate health remains broadly stable, supported by the constructive business environment and these dynamics are reinforcing business confidence, which in turn supports decision-making around long-term investments, including office space commitments.
In parallel, in-person work behavior continues to trend positively, enhancing demand for high-quality office environments. Over the past two years, there has been a notable shift among large corporations toward increased office attendance requirements, with a growing number moving away from fully remote and hybrid models. These evolving workplace policies have meaningfully contributed to leasing activity in select markets, particularly where premier office space supports employee engagement and productivity.

Return-to-office trends remain strongest in our East Coast markets, particularly in New York City, while our West Coast markets continue to lag, albeit with early signs of increased usage.
We remain focused on leveraging these positive trends by actively engaging with tenants, deploying capital prudently, and positioning our portfolio to meet evolving demand for best-in-class, highly amenitized, and sustainable office environments.
Leasing Activity and Occupancy
Although all the markets in which we operate still need consistent incremental absorption to constitute a macro recovery, we continue to see pockets of strength where low availability is driving constructive client behavior. This is particularly true in our East Coast regions, which account for 77% of our share of annualized rental obligations. As clients choose premier workplaces in sound financial condition with building owners that are committed for the long term to their properties operated by the best property management teams, we expect to continue to be successful in gaining market share.
In the second quarter of 2025, we executed 91 leases totaling more than 1.1 million square feet and having a weighted-average lease term of approximately 9.4 years. Over the last four quarters (i.e., July 1, 2024-June 30, 2025), our leasing volume of approximately 5.7 million square feet was approximately 18% greater than our leasing volume for the previous four quarters (i.e., July 1, 2023-June 30, 2024). We continue to increase the pre-leasing of our development pipeline with approximately 200,000 square feet of development leasing in the second quarter of 2025.
Based on the second quarter leasing results, our current pipeline of transactions under negotiation and possible additional activity, we believe we can achieve our 2025 leasing plan of four million square feet.
We define occupancy as space with signed leases for which lease revenue recognition has commenced in accordance with GAAP. At June 30, 2025, the overall occupancy of our in-service office and retail properties was 86.4%, a decline of 0.5% from March 31, 2025, primarily due to the known expiration of an approximately 360,000 square foot lease in the urban edge of the Boston region.
Including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP, our in-service office and retail properties were approximately 89.1% leased at June 30, 2025. The difference between leased and occupied square footage has grown to 2.7%, which represents approximately 1.3 million square feet of space for which revenue recognition is expected to commence in 2025 and 2026. Approximately 500,000 square feet of the 1.3 million square feet of space is expected to commence in 2025, with the majority of the remaining 800,000 square feet commencing in the latter half of 2026.
An overview of the leasing activity in each of our regions for the three months ended June 30, 2025 is set forth in the table below. Amounts shown are in square feet, except for percentages, and include 100% of the unconsolidated joint venture properties.

		Leases commenced (1)
Region	Leases executed (2)	Total	Second generation space vacant < 1 Year	Change in second generation cash rents, net (3)	Occupancy	Leased (4)
Boston	235,824	389,743	137,748	(0.13)%	89.7%	91.2%
Los Angeles	7,322	59,736	36,972	(48.64)%	86.3%	86.9%
New York	344,170	182,473	88,889	(15.18)%	84.4%	90.2%
San Francisco	159,599	157,520	97,952	(18.71)%	78.7%	80.7%
Seattle	18,556	60,884	—	—%	84.6%	85.9%
Washington, DC	356,350	73,262	43,933	(14.51)%	90.5%	92.3%
Total / Weighted Average	1,121,821	923,618	405,494	(14.27)%	86.4%	89.1%
__________________
(1)Represents space with signed leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended June 30, 2025.
(2)Represents leases executed during the three months ended June 30, 2025 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed during the three months ended June 30, 2025 for which we recognized lease revenue in the three months ended June 30, 2025 is 155,936.
(3)Represents the increase (decrease) in net rent (gross rent less operating expenses) on the new versus expired leases on the 405,494 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended June 30, 2025.
(4)Represents signed leases for which lease revenue recognition has commenced in accordance with GAAP and signed leases for vacant space with future commencement dates.
The table below details the vacancy and leasing activity in our portfolio, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the three and six months ended June 30, 2025:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	(Square Feet)
Vacant space available at the beginning of the period	6,348,177	6,122,074
Vacant space from property dispositions/properties taken out of service (1)	—	(462,680)
Vacant space from properties placed (and partially placed) in-service (2)	55,604	55,604
Leases expiring or terminated during the period	1,079,592	2,703,323
Total space available for lease	7,483,373	8,418,321
1st generation leases	71,334	90,253
2nd generation leases with new clients	648,974	1,037,043
2nd generation lease renewals	203,310	731,270
Total space leased (3)	923,618	1,858,566
Vacant space available for lease at the end of the period	6,559,755	6,559,755

Leases executed during the period (4)	1,121,821	2,240,291
Second generation leasing information: (5)
Leases commencing during the period, in square feet	852,284	1,768,313
Weighted Average Lease Term	80 Months	71 Months
Weighted Average Free Rent Period	160 Days	151 Days
Total Transaction Costs Per Square Foot (6)	$85.84	$79.71
Increase (Decrease) in Gross Rents (7)	(9.67)%	(2.92)%
Increase (Decrease) in Net Rents (8)	(14.27)%	(4.63)%
 __________________
(1)Total square feet from properties taken out of service during the six months ended June 30, 2025 consists of 201,634 square feet at Reservoir Place and 261,046 square feet at Reston Corporate Center.
(2)Total square feet from properties partially placed in-service during the three and six months ended June 30, 2025 consists of 55,604 square feet at 1050 Winter Street.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2025.
(4)Represents leases executed during the three and six months ended June 30, 2025 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed for which revenue recognition commenced during the three and six months ended June 30, 2025 was 155,936 and 278,031 square feet, respectively.
(5)Second generation leases are defined as leases for space that we have previously leased. Of the 852,284 and 1,768,313 square feet of second generation leases that commenced revenue recognition during the three and six months ended June 30, 2025, respectively, leases for 703,677 and 1,497,611 square feet, respectively, were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase (decrease) in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 405,494 and 1,026,120 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2025, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase (decrease) in net rent (gross rent less operating expenses) on the new versus expired leases on the 405,494 and 1,026,120 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2025, respectively.
Investment Activity
We will be proceeding with full vertical construction of 343 Madison Avenue in New York City, New York. 343 Madison Avenue will be a highly amenitized, sustainably designed, 46-story, 930,000 square foot premier workplace with direct access to Grand Central Station. We have elected to acquire our partner’s 45% interest in the project at cost, or approximately $43.5 million, during the third quarter of 2025. In addition, we have signed a letter of intent with a prospective client to lease approximately 274,000 square feet, or approximately 30% of the building’s total square footage, and we have other tenant proposals in discussion, underscoring the continued strong demand for the future premier workplace. We believe 343 Madison Avenue represents a strong and significant value creation opportunity for shareholders.
As part of our strategy to use residential entitlements to maximize the value of our land holdings, we are redeveloping 17 Hartwell Avenue, an approximately 30,000 net rentable square feet office property that was recently demolished, into a fully entitled, 312-unit residential property in Lexington, Massachusetts with our joint venture partner. We sold the land at 17 Hartwell Avenue to the joint venture for approximately $21.8 million in cash. We also contributed development costs of approximately $5.6 million for our 20% ownership interest. BXP and BPLP recognized a gain upon sale of the real estate of approximately $18.4 million and $18.5 million, respectively. We will be the development manager for the project. In addition, the joint venture entered into a $98.7 million construction loan that is scheduled to mature on July 10, 2030, and bears interest at a fixed rate of 6.75% per annum. 17 Hartwell Avenue is expected to be completed in mid-2027.
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
Supplemental United States Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under the heading “United States Federal Income Tax Considerations” in the prospectus dated May 17, 2023, contained in our Registration Statements on Form S-3 (File Nos. 333-272012, 333-272012-01) filed with the Securities and Exchange Commission on May 17, 2023 (the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.
On July 4, 2025, the OBBB, was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular,
•For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.
•The OBBB permanently extended the pass-through qualified business income deduction, generally allowing individuals to deduct 20% of the aggregate amount of ordinary REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning after December 31, 2025.

•The OBBB provides that the highest individual marginal tax rate will not revert from 37% to 39.6% for taxable years beginning after December 31, 2025. The 37% rate is made permanent.
To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first four paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.
Results of Operations
At June 30, 2025 and 2024, we owned or had joint venture interests in a portfolio of 186 commercial real estate properties (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and six months ended June 30, 2025 and 2024 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
In our analysis of operating results, particularly to make comparisons of Net Operating Income (“NOI”) between periods more meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and in-service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties acquired, placed in-service or in or held for development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.
NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, loss on sales-type lease, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investments, gains from investments in securities, interest and other income (loss), gain on sale of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Gain on sale of real estate, impairments and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of limited partnership interest of BPLP (“OP Units”). This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties. For additional information see the Explanatory Note that immediately follows the cover page of this Quarterly Report on Form 10-Q.
Results of Operations for the Six Months Ended June 30, 2025 and 2024
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership decreased by approximately $9.3 million and $11.2 million, respectively, for the six months ended June 30, 2025 compared to 2024, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the six months ended June 30, 2025 and 2024. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51.
BXP

	Six months ended June 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$150,161	$159,498	$(9,337)	(5.85)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	17,036	19,009	(1,973)	(10.38)%
Noncontrolling interests in property partnerships	38,849	35,046	3,803	10.85%
Net Income	206,046	213,553	(7,507)	(3.52)%
Other Expenses:
Add:
Interest expense	326,227	311,533	14,694	4.72%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment loss	—	13,615	(13,615)	(100.00)%
Loss on sales-type lease	2,490	—	2,490	100.00%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(522)	454	(976)	(214.98)%
Gains from investments in securities	2,235	2,587	(352)	(13.61)%
Interest and other income (loss)	15,813	25,317	(9,504)	(37.54)%
Gain on sale of real estate	18,390	—	18,390	100.00%
Income (loss) from unconsolidated joint ventures	(5,463)	13,387	(18,850)	(140.81)%
Other Expenses:
Add:
Depreciation and amortization expense	443,926	438,258	5,668	1.29%
Transaction costs	1,125	702	423	60.26%
Payroll and related costs from management services contracts	8,603	8,441	162	1.92%
General and administrative expense	94,800	94,127	673	0.71%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,603	8,441	162	1.92%
Development and management services revenue	18,621	12,506	6,115	48.90%
Net Operating Income (“NOI”)	$1,025,878	$1,017,537	$8,341	0.82%

BPLP

	Six months ended June 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$170,702	$181,907	$(11,205)	(6.16)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	38,849	35,046	3,803	10.85%
Net Income	209,551	216,953	(7,402)	(3.41)%
Other Expenses:
Add:
Interest expense	326,227	311,533	14,694	4.72%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment loss	—	13,615	(13,615)	(100.00)%
Loss on sales-type lease	2,490	—	2,490	100.00%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(522)	454	(976)	(214.98)%
Gains from investments in securities	2,235	2,587	(352)	(13.61)%
Interest and other income (loss)	15,813	25,317	(9,504)	(37.54)%
Gain on sale of real estate	18,489	—	18,489	100.00%
Income (loss) from unconsolidated joint ventures	(5,463)	13,387	(18,850)	(140.81)%
Other Expenses:
Add:
Depreciation and amortization expense	440,520	434,858	5,662	1.30%
Transaction costs	1,125	702	423	60.26%
Payroll and related costs from management services contracts	8,603	8,441	162	1.92%
General and administrative expense	94,800	94,127	673	0.71%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,603	8,441	162	1.92%
Development and management services revenue	18,621	12,506	6,115	48.90%
Net Operating Income (“NOI”)	$1,025,878	$1,017,537	$8,341	0.82%
Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 148 properties totaling approximately 41.4 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2024 and owned and in service through June 30, 2025. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2024 or disposed of on or prior to June 30, 2025. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2025 and 2024 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2025	2024	Increase/ (Decrease)	% Change	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,533,936	$1,512,754	$21,182	1.40%	$15,961	$15,550	$35,877	$9,322	$5,866	$14,228	$(4)	$614	$1,591,636	$1,552,468	$39,168	2.52%
Termination Income	1,156	2,735	(1,579)	(57.73)%	—	—	—	—	—	105	—	—	1,156	2,840	(1,684)	(59.30)%
Lease Revenue	1,535,092	1,515,489	19,603	1.29%	15,961	15,550	35,877	9,322	5,866	14,333	(4)	614	1,592,792	1,555,308	37,484	2.41%
Parking and Other	63,685	64,989	(1,304)	(2.01)%	785	682	1	20	(65)	67	—	—	64,406	65,758	(1,352)	(2.06)%
Total Rental Revenue (1)	1,598,777	1,580,478	18,299	1.16%	16,746	16,232	35,878	9,342	5,801	14,400	(4)	614	1,657,198	1,621,066	36,132	2.23%
Real Estate Operating Expenses	628,434	604,759	23,675	3.91%	6,472	6,114	8,732	4,237	7,312	8,827	215	221	651,165	624,158	27,007	4.33%
Net Operating Income (Loss), Excluding Residential and Hotel	970,343	975,719	(5,376)	(0.55)%	10,274	10,118	27,146	5,105	(1,511)	5,573	(219)	393	1,006,033	996,908	9,125	0.92%
Residential Net Operating Income (2)	12,405	13,485	(1,080)	(8.01)%	—	—	—	—	—	—	—	—	12,405	13,485	(1,080)	(8.01)%
Hotel Net Operating Income (2)	7,440	7,144	296	4.14%	—	—	—	—	—	—	—	—	7,440	7,144	296	4.14%
Net Operating Income (Loss)	$990,188	$996,348	$(6,160)	(0.62)%	$10,274	$10,118	$27,146	$5,105	$(1,511)	$5,573	$(219)	$393	$1,025,878	$1,017,537	$8,341	0.82%
_______________
(1)Rental Revenue is equal to Revenue less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Revenue per the Consolidated Statements of Operations, excluding the residential and hotel revenue that is noted below. We use Rental Revenue internally as a performance measure and in calculating other non-GAAP financial measures (e.g., NOI), which provide investors with information regarding our performance that is not immediately apparent from the most directly comparable GAAP measures and allows investors to compare operating performance between periods.
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the six months ended June 30, 2025 and 2024 is comprised of Residential Revenue of $24,880 and $24,910 less Residential Expenses of $12,475 and $11,425, respectively. Hotel Net Operating Income for the six months ended June 30, 2025 and 2024 is comprised of Hotel Revenue of $24,370 and $22,998 less Hotel Expenses of $16,930 and $15,854, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $21.2 million for the six months ended June 30, 2025 compared to 2024. The increase was a result of our average revenue per square foot increasing by approximately $2.24, contributing approximately $38.5 million, partially offset by approximately $17.3 million due to our average occupancy decreasing from 89.4% to 88.3%.
Termination Income
Termination income decreased by approximately $1.6 million for the six months ended June 30, 2025 compared to 2024.
Termination income for the six months ended June 30, 2025 related to four clients across the Same Property Portfolio and totaled approximately $1.2 million.
Termination income for the six months ended June 30, 2024 related to 17 clients across the Same Property Portfolio and totaled approximately $2.7 million.
Parking and Other Revenue
Parking and other revenue decreased by approximately $1.3 million for the six months ended June 30, 2025 compared to 2024. Other revenue decreased by approximately $2.5 million, partially offset by an increase in parking revenue of approximately $1.2 million. The decrease in other revenue is primarily associated with a decrease in insurance proceeds. The increase in parking revenue was primarily due to an increase in monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $23.7 million, or 3.9%, for the six months ended June 30, 2025 compared to 2024, due primarily to increases in (1) repairs and maintenance of approximately $14.2 million, or 13.9% and (2) utilities of approximately $10.1 million, or 16.4%, partially offset by a decrease in other real estate operating expenses of approximately $0.6 million, or 0.1%. The increase in repairs and maintenance was primarily at a property in New York City. The increase in utilities related primarily to properties in our Boston region.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2024 and June 30, 2025. Rental revenue and real estate operating expenses increased by approximately $0.5 million and $0.4 million, respectively, for the six months ended June 30, 2025 compared to 2024, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2025	2024	Change	2025	2024	Change
			(dollars in thousands)
901 New York Avenue	January 8, 2024	508,130	$16,746	$16,232	$514	$6,472	$6,114	$358

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2024 and June 30, 2025. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $26.5 million and $4.5 million, respectively, for the six months ended June 30, 2025 compared to 2024, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	$7,794	$6,848	$946	$3,367	$2,788	$579
103 CityPoint	Fourth Quarter, 2023	Fourth Quarter, 2024	112,841	1	1	—	773	376	397
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	4,829	2,323	2,506	598	286	312
Reston Next Office Phase II	Third Quarter, 2024	N/A	87,000	118	—	118	108	—	108
300 Binney Street	Fourth Quarter, 2024	Fourth Quarter, 2024	239,908	22,738	—	22,738	3,142	—	3,142
Reston Next Retail	First Quarter, 2025	N/A	30,000	—	—	—	29	—	29
1050 Winter Street (1)	Second Quarter, 2025	N/A	162,000	398	170	228	715	787	(72)
			1,078,944	$35,878	$9,342	$26,536	$8,732	$4,237	$4,495
______________
(1)On July 1, 2025, 1050 Winter Street was fully placed in-service.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2024 and June 30, 2025. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $8.6 million and $1.5 million, respectively, for the six months ended June 30, 2025 compared to 2024, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2025	2024	Change	2025	2024	Change
			(dollars in thousands)
Held for Development or Redevelopment (1)
Lexington Office Park	March 31, 2023	167,000	$438	$509	$(71)	$947	$778	$169
Shady Grove Innovation District (2)	March 31, 2024	129,000	2	25	(23)	246	407	(161)
1100 Winter Street	September 30, 2024	293,000	1,673	2,118	(445)	1,716	2,202	(486)
Kingstowne One	September 30, 2024	154,000	323	1,175	(852)	696	676	20
Reston Corporate Center	January 1, 2025	261,000	13	6,458	(6,445)	1,177	2,020	(843)
Reservoir Place (3)	March 31, 2025	361,000	3,352	4,115	(763)	2,356	2,657	(301)
		1,365,000	5,801	14,400	(8,599)	7,138	8,740	(1,602)
Redevelopment
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	174	87	87
		—	—	—	—	174	87	87
		1,365,000	$5,801	$14,400	$(8,599)	$7,312	$8,827	$(1,515)
_____________
(1)These properties are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we anticipate a future development/redevelopment of the property. A property will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing.

(2)This portion of Shady Grove Innovation District is comprised of two buildings, 2098 Gaither Road and 15825 Shady Grove Road.
(3)Reservoir Place is an approximately 526,000 square foot office building, of which approximately 165,000 square feet remains in-service. Rental revenue for the six months ended June 30, 2024 includes approximately $0.1 million of termination income.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2024 and June 30, 2025. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $0.6 million and $6,000, respectively, for the six months ended June 30, 2025 compared to 2024, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$(4)	$614	$(618)	$215	$221	$(6)
______________
(1)During the six months ended June 30, 2024, this property was removed from our “in-service” properties listing and classified as held for redevelopment (See Notes 3 and 5 to the Consolidated financial Statements).
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $1.1 million for the six months ended June 30, 2025 compared to 2024.
The following reflects our occupancy and rate information, by region, for our residential same properties for the six months ended June 30, 2025 and 2024.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)
Boston	$3,584	$3,453	3.8%	$5.70	$5.50	3.6%	95.9%	95.4%	0.5%	95.6%	95.1%	0.5%
San Francisco	$3,055	$3,113	(1.9)%	$3.84	$3.92	(2.0)%	90.1%	87.5%	3.0%	88.6%	86.0%	3.0%
Washington, DC	$3,043	$2,798	8.8%	$3.14	$2.88	9.0%	94.9%	95.8%	(0.9)%	94.8%	95.8%	(1.0)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $7.4 million for the six months ended June 30, 2025, representing an increase of approximately $0.3 million compared to the six months ended June 30, 2024.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2025 and 2024.

	2025	2024	Change (%)
Occupancy	78.8%	75.8%	4.0%
Average daily rate	$318.90	$317.26	0.5%
REVPAR	$251.45	$240.50	4.6%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $6.1 million for the six months ended June 30, 2025 compared to 2024. Development services revenue and management services revenue increased by approximately $2.8 million and $3.3 million, respectively. The increase in development services revenue was primarily related to an increase in fees associated with a tenant improvement project in the Boston region. The increase in management services revenue was primarily related to a leasing commission earned from an unconsolidated joint venture in New York City.
General and Administrative Expense
General and administrative expense increased by approximately $0.7 million for the six months ended June 30, 2025 compared to 2024 primarily due to increases in other general and administrative expenses.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the six months ended June 30, 2025 and 2024 were approximately $9.2 million and $8.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.4 million for the six months ended June 30, 2025 compared to 2024. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
BXP
Depreciation and amortization expense increased by approximately $5.7 million for the six months ended June 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$422,107	$423,089	$(982)
Properties Acquired Portfolio	7,180	7,117	63
Properties Placed In-Service Portfolio	10,462	3,681	6,781
Properties in or Held for Development or Redevelopment Portfolio	4,139	4,318	(179)
Properties Sold Portfolio	38	53	(15)
	$443,926	$438,258	$5,668

BPLP
Depreciation and amortization expense increased by approximately $5.7 million for the six months ended June 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$418,701	$419,689	$(988)
Properties Acquired Portfolio	7,180	7,117	63
Properties Placed In-Service Portfolio	10,462	3,681	6,781
Properties in or Held for Development or Redevelopment Portfolio	4,139	4,318	(179)
Properties Sold Portfolio	38	53	(15)
	$440,520	$434,858	$5,662
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the six months ended June 30, 2025 compared to 2024, income (loss) from unconsolidated joint ventures decreased by approximately $18.9 million primarily due to an approximately $21.8 million gain recognized from acquiring our joint venture partner’s economic ownership interest in 901 New York Avenue during the six months ended June 30, 2024, which did not recur during the six months ended June 30, 2025. The decrease is partially offset by a decrease in depreciation expense resulting from an other-than-temporary impairment loss on our investments recognized in 2024.
Gain on Sale of Real Estate
BXP
Gain on sale of real estate increased by approximately $18.4 million for the six months ended June 30, 2025 compared to 2024, as detailed below.

Name	Date Sold	Property Type	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in thousands)
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$21,840	$21,840	$18,390
______________
(1)See Notes 3 and 5 to the Consolidated Financial Statements.

BPLP
Gain on sale of real estate increased by approximately $18.5 million for the six months ended June 30, 2025 compared to 2024, as detailed below.

Name	Date Sold	Property Type	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in thousands)
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$21,840	$21,840	$18,489
______________
(1)See Notes 3 and 5 to the Consolidated Financial Statements.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $9.5 million for the six months ended June 30, 2025 compared to 2024, due primarily to a decrease in our outstanding cash balances and corresponding lower interest income.
Gains from Investments in Securities
Gains from investments in securities for the six months ended June 30, 2025 and 2024 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2025 and 2024, we recognized gains of approximately $2.2 million and $2.6 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $2.2 million and $2.6 million during the six months ended June 30, 2025 and 2024, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, during the six months ended June 30, 2025 and 2024, we recognized an unrealized gain (loss) of approximately $(0.5) million and $0.5 million, respectively, due to the observable changes in the fair value of the investments.
Loss on Sales-Type Lease
During the six months ended June 30, 2025, we recognized approximately $2.5 million in additional costs, which had previously been contingent, related to a ground lease for land at our Reston Next property located in Reston, Virginia. We entered into the ground lease in 2020 with a third-party hotel developer and amended it in 2022. The amendment resulted in the derecognition of the assets related to the ground lease and the classification of the ground lease as a sales-type lease resulting in the recognition of a gain on sales-type lease of approximately $10.1 million.
Impairment Loss
At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property, located in Rockville, Maryland, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. Our estimated fair value was based on Level 3 inputs as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” and on a pending offer from a third party.

Loss From Early Extinguishment of Debt
On March 28, 2025, BPLP amended and restated its revolving credit agreement (See Note 6 to the Consolidated Financial Statements). In connection with the amendment and restatement, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the six months ended June 30, 2025.
Interest Expense
Interest expense increased by approximately $14.7 million for the six months ended June 30, 2025 compared to 2024, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2025 compared to June 30, 2024
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	$24,450
Unsecured commercial paper	9,884
Increase in interest due to finance leases	8,621
Total increases to interest expense	42,955
Decreases to interest expense due to:
Repayment of $850 million in aggregate principal of the 3.200% senior notes due 2025 on January 15, 2025	(12,700)
Mortgage loan financings (1)	(5,991)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net (1)	(3,487)
Increase in capitalized interest related to development projects	(2,748)
Redemption of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(2,237)
Amortization expense of financing fees	(948)
Other interest expense (excluding senior notes)	(150)
Total decreases to interest expense	(28,261)
Total change in interest expense	$14,694
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2025 and 2024 was approximately $22.5 million and $19.7 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2025, our variable rate debt consisted of (1) BPLP’s $2.95 billion unsecured credit facility (“2025 Credit Facility”) and (2) BPLP’s $750.0 million unsecured commercial paper (“Commercial Paper Program”). The 2025 Credit Facility consists of (1) a revolving line of credit (the “Revolving Facility”) of $2.25 billion and (2) an unsecured term loan facility (the “Term Loan Facility”) of $700.0 million. As of June 30, 2025, there were $885.0 million and $750.0 million outstanding under the 2025 Credit Facility and Commercial Paper Program, respectively.
In addition, we have the $100.0 million unsecured term loan facility (“2024 Unsecured Term Loan”) and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of the applicable debt term.

For a summary of our consolidated debt as of June 30, 2025 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $3.8 million for the six months ended June 30, 2025 compared to 2024, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2025	2024	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$4,800	$6,288	$(1,488)
7 Times Square (formerly Times Square Tower) (2)	7,120	10,325	(3,205)
601 Lexington Avenue (3)	5,666	4,442	1,224
100 Federal Street	5,725	5,675	50
Atlantic Wharf Office Building	7,750	8,044	(294)
343 Madison Avenue (4)	(1)	6	(7)
300 Binney Street (5)	7,132	135	6,997
290 Binney Street (6)	657	131	526
	$38,849	$35,046	$3,803
______________
(1)The decrease was primarily attributable to an increase in repairs and maintenance expense.
(2)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(3)The increase was primarily attributable to an increase in lease revenue from our clients.
(4)Property is held for future development (See Note 14 to the Consolidated Financial Statements).
(5)Property was fully placed in service on October 31, 2024.
(6)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $2.0 million for the six months ended June 30, 2025 compared to 2024 due to a decrease in allocable income as well as a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended June 30, 2025 and 2024
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership increased approximately $9.4 million and $10.0 million, respectively, for the three months ended June 30, 2025 compared to 2024, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the three months ended June 30, 2025 and 2024. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51.

BXP

	Three months ended June 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$88,977	$79,615	$9,362	11.76%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	10,064	9,509	555	5.84%
Noncontrolling interests in property partnerships	20,100	17,825	2,275	12.76%
Net Income	119,141	106,949	12,192	11.40%
Other Expenses:
Add:
Interest expense	162,783	149,642	13,141	8.78%
Loss from unconsolidated joint ventures	3,324	5,799	(2,475)	(42.68)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(39)	58	(97)	(167.24)%
Gains from investments in securities	2,600	315	2,285	725.40%
Interest and other income (loss)	8,063	10,788	(2,725)	(25.26)%
Gain on sale of real estate	18,390	—	18,390	100.00%
Other Expenses:
Add:
Depreciation and amortization expense	223,819	219,542	4,277	1.95%
Transaction costs	357	189	168	88.89%
Payroll and related costs from management services contracts	4,104	4,148	(44)	(1.06)%
General and administrative expense	42,516	44,109	(1,593)	(3.61)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,104	4,148	(44)	(1.06)%
Development and management services revenue	8,846	6,352	2,494	39.26%
Net Operating Income (“NOI”)	$514,080	$508,717	$5,363	1.05%

BPLP

	Three months ended June 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$100,843	$90,827	$10,016	11.03%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	20,100	17,825	2,275	12.76%
Net Income	120,943	108,652	12,291	11.31%
Other Expenses:
Add:
Interest expense	162,783	149,642	13,141	8.78%
Loss from unconsolidated joint ventures	3,324	5,799	(2,475)	(42.68)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(39)	58	(97)	(167.24)%
Gains from investments in securities	2,600	315	2,285	725.40%
Interest and other income (loss)	8,063	10,788	(2,725)	(25.26)%
Gain on sale of real estate	18,489	—	18,489	100.00%
Other Expenses:
Add:
Depreciation and amortization expense	222,116	217,839	4,277	1.96%
Transaction costs	357	189	168	88.89%
Payroll and related costs from management services contracts	4,104	4,148	(44)	(1.06)%
General and administrative expense	42,516	44,109	(1,593)	(3.61)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,104	4,148	(44)	(1.06)%
Development and management services revenue	8,846	6,352	2,494	39.26%
Net Operating Income (“NOI”)	$514,080	$508,717	$5,363	1.05%
Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 149 properties totaling approximately 41.9 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2024 and owned and in-service through June 30, 2025. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after April 1, 2024 or disposed of on or prior to June 30, 2025. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2025 and 2024 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not acquire any properties during the three months ended June 30, 2025 and 2024.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2025	2024	Increase/ (Decrease)	% Change	2025	2024	2025	2024	2025	2024	2025	2024	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$772,244	$764,427	$7,817	1.02%	$18,143	$6,179	$2,449	$7,030	$—	$144	$792,836	$777,780	$15,056	1.94%
Termination Income	909	736	173	23.51%	—	—	—	105	—	—	909	841	68	8.09%
Lease Revenue	773,153	765,163	7,990	1.04%	18,143	6,179	2,449	7,135	—	144	793,745	778,621	15,124	1.94%
Parking and Other Revenue	34,448	34,274	174	0.51%	1	20	8	29	—	—	34,457	34,323	134	0.39%
Total Rental Revenue (1)	807,601	799,437	8,164	1.02%	18,144	6,199	2,457	7,164	—	144	828,202	812,944	15,258	1.88%
Real Estate Operating Expenses	318,079	309,486	8,593	2.78%	4,148	2,099	3,159	4,004	98	98	325,484	315,687	9,797	3.10%
Net Operating Income (Loss), Excluding Residential and Hotel	489,522	489,951	(429)	(0.09)%	13,996	4,100	(702)	3,160	(98)	46	502,718	497,257	5,461	1.10%
Residential Net Operating Income (2)	5,954	6,487	(533)	(8.22)%	—	—	—	—	—	—	5,954	6,487	(533)	(8.22)%
Hotel Net Operating Income (2)	5,408	4,973	435	8.75%	—	—	—	—	—	—	5,408	4,973	435	8.75%
Net Operating Income (Loss)	$500,884	$501,411	$(527)	(0.11)%	$13,996	$4,100	$(702)	$3,160	$(98)	$46	$514,080	$508,717	$5,363	1.05%
_______________
(1)Rental Revenue is equal to Revenue less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Revenue per the Consolidated Statements of Operations, excluding the residential and hotel revenue that is noted below. We use Rental Revenue internally as a performance measure and in calculating other non-GAAP financial measures (e.g., NOI), which provide investors with information regarding our performance that is not immediately apparent from the most directly comparable GAAP measures and allows investors to compare operating performance between periods.
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the three months ended June 30, 2025 and 2024 is comprised of Residential Revenue of $12,532 and $12,226 less Residential Expenses of $6,578 and $5,739, respectively. Hotel Net Operating Income for the three months ended June 30, 2025 and 2024 is comprised of Hotel Revenue of $14,773 and $14,812 less Hotel Expenses of $9,365 and $9,839, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $7.8 million for the three months ended June 30, 2025 compared to 2024. The increase was a result of our average revenue per square foot increasing by approximately $1.72, contributing approximately $14.6 million, partially offset by approximately $6.8 million due to our average occupancy decreasing from 88.9% to 88.1%.
Termination Income
Termination income increased by approximately $0.2 million for the three months ended June 30, 2025 compared to 2024.
Termination income for the three months ended June 30, 2025 related to three clients across the Same Property Portfolio and totaled approximately $0.9 million.
Termination income for the three months ended June 30, 2024 related to eight clients across the Same Property Portfolio and totaled approximately $0.7 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $0.2 million for the three months ended June 30, 2025 compared to 2024. Parking revenue increased by approximately $0.9 million, partially offset by a decrease in other revenue of approximately $0.7 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking. The decrease in other revenue is primarily associated with a decrease in insurance proceeds.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $8.6 million, or 2.8%, for the three months ended June 30, 2025 compared to 2024, due primarily to an increase in repairs and maintenance of approximately $9.3 million, or 16.7%, offset by a decrease in other real estate operating expenses of approximately $0.7 million, or 0.3%. The increase in repairs and maintenance was primarily at a property in New York City.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between April 1, 2024 and June 30, 2025. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $11.9 million and $2.0 million, respectively, for the three months ended June 30, 2025 compared to 2024, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	$3,865	$3,774	$91	$1,598	$1,399	$199
103 CityPoint	Fourth Quarter, 2023	Fourth Quarter, 2024	112,841	1	1	—	342	115	227
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	2,417	2,284	133	303	235	68
Reston Next Office Phase II	Third Quarter, 2024	N/A	87,000	61	—	61	55	—	55
300 Binney Street	Fourth Quarter, 2024	Fourth Quarter, 2024	239,908	11,433	—	11,433	1,510	—	1,510
Reston Next Retail	First Quarter, 2025	N/A	30,000	—	—	—	16	—	16
1050 Winter Street (1)	Second Quarter, 2025	N/A	162,000	367	140	227	324	350	(26)
			1,078,944	$18,144	$6,199	$11,945	$4,148	$2,099	$2,049
______________
(1)On July 1, 2025, 1050 Winter Street was fully placed in-service.

Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between April 1, 2024 and June 30, 2025. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $4.7 million and $0.8 million, respectively, for the three months ended June 30, 2025 compared to 2024, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2025	2024	Change	2025	2024	Change
			(dollars in thousands)
Held for Development or Redevelopment (1)
Lexington Office Park	March 31, 2023	167,000	$227	$252	$(25)	$378	$361	$17
15825 Shady Grove Road	March 31, 2024	79,000	—	60	(60)	68	105	(37)
1100 Winter Street	September 30, 2024	293,000	842	1,055	(213)	799	1,015	(216)
Kingstowne One	September 30, 2024	154,000	(89)	584	(673)	305	308	(3)
Reston Corporate Center	January 1, 2025	261,000	—	3,183	(3,183)	497	964	(467)
Reservoir Place (2)	March 31, 2025	361,000	1,477	2,030	(553)	1,112	1,251	(139)
		1,315,000	$2,457	$7,164	$(4,707)	$3,159	$4,004	$(845)
______________
(1)These properties are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we anticipate a future development/redevelopment of the property. A property will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing.
(2)Reservoir Place is an approximately 526,000 square foot office building, of which approximately 165,000 square feet remains in-service. Rental revenue for the three months ended June 30, 2024 includes approximately $0.1 million of termination income.
Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2024 and June 30, 2025. Rental revenue from our Properties Sold Portfolio decreased by approximately $0.1 million for the three months ended June 30, 2025 compared to 2024, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$—	$144	$(144)	$98	$98	$—
______________
(1)During the three months ended June 30, 2024, this property was removed from our “in-service” properties listing and classified as held for redevelopment (See Notes 3 and 5 to the Consolidated financial Statements).
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.5 million for the three months ended June 30, 2025 compared to 2024.
The following reflects our occupancy and rate information, by region, for our residential same properties for the three months ended June 30, 2025 and 2024.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)
Boston	$3,594	$3,493	2.9%	$5.70	$5.57	2.3%	96.3%	95.9%	0.4%	96.2%	95.8%	0.4%
San Francisco	$2,996	$3,061	(2.1)%	$3.76	$3.86	(2.6)%	89.6%	87.1%	2.9%	87.9%	85.3%	3.0%
Washington, DC	$3,045	$2,822	7.9%	$3.14	$2.90	8.3%	95.7%	96.0%	(0.3)%	95.6%	96.1%	(0.5)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $5.4 million for the three months ended June 30, 2025, representing an increase of approximately $0.4 million compared to the three months ended June 30, 2024.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2025 and 2024.

	2025	2024	Change (%)
Occupancy	82.8%	80.6%	2.7%
Average daily rate	$373.26	$372.29	0.3%
REVPAR	$308.90	$299.94	3.0%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $2.5 million for the three months ended June 30, 2025 compared to 2024. Development services revenue and management services revenue increased by approximately $1.5 million and $1.0 million, respectively. The increase in development services revenue was primarily related to an increase in fees associated with a tenant improvement project in the Boston region. The increase in management services revenue was primarily related to management fees earned from third-party owned buildings.
General and Administrative Expense
General and administrative expense decreased by approximately $1.6 million for the three months ended June 30, 2025 compared to 2024 primarily due to decreases in compensation expense of approximately $2.8 million, partially offset by an approximately $1.2 million increase in other general and administrative expenses. The decrease in compensation expense primarily related to an approximately $5.1 million decrease in compensation expenses that was primarily related to age-based vesting and partially offset by an approximately $2.3 million increase in the value of our deferred compensation plan.

Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2025 and 2024 were approximately $4.7 million and $4.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.2 million for the three months ended June 30, 2025 compared to 2024. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
BXP
Depreciation and amortization expense increased by approximately $4.3 million for the three months ended June 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$216,385	$215,357	$1,028
Properties Placed In-Service Portfolio	5,372	2,064	3,308
Properties in or Held for Development or Redevelopment Portfolio	2,043	2,098	(55)
Properties Sold Portfolio	19	23	(4)
	$223,819	$219,542	$4,277
BPLP
Depreciation and amortization expense increased by approximately $4.3 million for the three months ended June 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$214,682	$213,654	$1,028
Properties Placed In-Service Portfolio	5,372	2,064	3,308
Properties in or Held for Development or Redevelopment Portfolio	2,043	2,098	(55)
Properties Sold Portfolio	19	23	(4)
	$222,116	$217,839	$4,277
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

Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended June 30, 2025 compared to 2024, loss from unconsolidated joint ventures decreased by approximately $2.5 million primarily due to a decrease in depreciation expense resulting from an other-than-temporary impairment loss on our investments recognized in 2024.
Gain on Sale of Real Estate
BXP
Gain on sale of real estate increased by approximately $18.4 million for the three months ended June 30, 2025 compared to 2024, as detailed below.

Name	Date Sold	Property Type	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in thousands)
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$21,840	$21,840	$18,390
______________
(1)See Notes 3 and 5 to the Consolidated Financial Statements.
BPLP
Gain on sale of real estate increased by approximately $18.5 million for the three months ended June 30, 2025 compared to 2024, as detailed below.

Name	Date Sold	Property Type	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in thousands)
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$21,840	$21,840	$18,489
______________
(1)See Notes 3 and 5 to the Consolidated Financial Statements.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $2.7 million for the three months ended June 30, 2025 compared to 2024, due primarily to a decrease in our outstanding cash balances and corresponding lower interest income.
Gains from Investments in Securities
Gains from investments in securities for the three months ended June 30, 2025 and 2024 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2025 and 2024, we recognized gains of approximately $2.6 million and $0.3 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $2.6 million and $0.3 million during the three months ended June 30, 2025 and 2024, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.

Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, during the three months ended June 30, 2025 and 2024, we recognized an unrealized gain (loss) of approximately $(39,000) and $58,000, respectively, due to the observable changes in the fair value of the investments.
Interest Expense
Interest expense increased by approximately $13.1 million for the three months ended June 30, 2025 compared to 2024, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2025 compared to June 30, 2024
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	$12,225
Increase in interest due to finance leases	9,208
Unsecured commercial paper	4,039
Increase in interest associated with unsecured term loans and the unsecured credit facility, net (1)	214
Other interest expense (excluding senior notes)	66
Total increases to interest expense	25,752
Decreases to interest expense due to:
Repayment of $850 million in aggregate principal of 3.200% senior notes due 2025 on January 15, 2025	(6,879)
Mortgage loan financings (1)	(3,583)
Increase in capitalized interest related to development projects	(1,812)
Amortization expense of financing fees	(337)
Total decreases to interest expense	(12,611)
Total change in interest expense	$13,141
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended June 30, 2025 and 2024 was approximately $12.1 million and $10.3 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2025, our variable rate debt consisted of (1) BPLP’s $2.95 billion 2025 Credit Facility and (2) BPLP’s $750.0 million Commercial Paper Program. The 2025 Credit Facility consists of (1) the $2.25 billion Revolving Facility and (2) the $700.0 million Term Loan Facility. As of June 30, 2025, there were $885.0 million and $750.0 million outstanding under the 2025 Credit Facility and Commercial Paper Program, respectively.
In addition, we have the $100.0 million 2024 Unsecured Term Loan and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of the applicable debt term.
For a summary of our consolidated debt as of June 30, 2025 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $2.3 million for the three months ended June 30, 2025 compared to 2024, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2025	2024	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$2,217	$3,439	$(1,222)
7 Times Square (formerly Times Square Tower) (2)	4,018	5,043	(1,025)
601 Lexington Avenue (3)	3,084	2,339	745
100 Federal Street	2,964	2,774	190
Atlantic Wharf Office Building	3,910	3,973	(63)
343 Madison Avenue (4)	3	6	(3)
300 Binney Street (5)	3,610	130	3,480
290 Binney Street (6)	294	121	173
	$20,100	$17,825	$2,275
_______________
(1)The decrease was primarily attributable to an increase in repairs and maintenance expense.
(2)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(3)The increase was primarily attributable to an increase in lease revenue from our clients.
(4)Property is held for future development (See Note 14 to the Consolidated Financial Statements).
(5)Property was fully placed in service on October 31, 2024.
(6)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $0.6 million for the three months ended June 30, 2025 compared to 2024 due primarily to an increase in allocable income, which was the result of recognizing a gain on sale of real estate during 2025, partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

We expect to satisfy these needs using one or more of the following:
•cash flow from operations;
•distributions of cash flows from joint ventures;
•cash and cash equivalent balances, including interest earned on cash deposits;
•borrowings under BPLP’s Revolving Facility, unsecured term loans, short-term bridge facilities and construction loans (which may require guarantees by BPLP);
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
•sales of real estate and interests in joint ventures owning real estate;
•private equity sources, including institutional investors;
•third-party fees generated by our property management, leasing, development and construction businesses; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
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
We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, interest earned on cash deposits and, from time to time, the sale of assets. We believe these capital sources will continue to meet our short-term liquidity needs. A material adverse change in one or more sources of capital may adversely affect our net cash flows and our ability to repay or refinance existing indebtedness as it matures.
Balance Sheet & Financing Activity
As of June 30, 2025, our share of unconsolidated joint venture debt maturing through August 2026 was approximately $485.1 million. This debt matures at different times through August 2026, and we expect to fund the repayment of this debt through a combination of refinancings, available cash balances, proceeds from asset sales, draws on BPLP’s Revolving Facility, proceeds from the Commercial Paper Program, secured or unsecured debt.
We expect net interest expense will be greater in 2025 compared to 2024 as a result of (i) lower projected interest income in 2025 due to lower cash balances as a result of (1) ongoing development cost outlays in 2025 and (2) the repayment of our $850.0 million unsecured senior notes at maturity on January 15, 2025 and (ii) higher interest rates on refinanced debt.
As of July 31, 2025, we had available cash of approximately $255.6 million (of which approximately $91.1 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.0 billion available under BPLP’s Revolving Facility (after deducting the $750.0 million being used as a backstop for the Commercial Paper Program) as of July 31, 2025, and our available cash are sufficient to fund our near term capital needs on existing development and redevelopment projects, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities. In addition, our current annualized quarterly dividend and distribution payments exceed our expected taxable income for 2025, which could provide potential capacity, after factoring in gains from asset sales, to retain additional capital (see “REIT Tax Distribution Considerations” below).
Including the sale of 17 Hartwell Avenue, we are currently in active negotiations to sell nine land sites and largely empty buildings, which if sold for the values currently contemplated, could generate in aggregate approximately $300.0 million of gross proceeds over the next 24 months. Of these potential land site dispositions, we have entered into definitive sale agreements for five of the land sites aggregating approximately $176.3 million in gross proceeds if consummated. Several of these sales require re-entitlement, which we anticipate will result in relatively longer closing periods than typical transactions. In addition, we are exploring the sale of several income producing properties, which if sold for the values currently contemplated, would generate approximately $300.0 million in additional gross proceeds in 2026. However, there can be no assurance that we will complete any of these transactions on the terms and schedules currently contemplated or at all.
We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on then-current interest rates, the overall conditions in the public and private debt and equity markets, and our existing and expected leverage at the time, we may decide to access one or more of these capital sources. Doing so may result in greater cash and cash equivalents pending our use of the proceeds.
We have not sold any shares under BXP’s $600.0 million “at the market” equity offering program.
Construction & Redevelopment Activities
As of June 30, 2025, and including the commencement of construction of 343 Madison Avenue, we have 11 properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $4.4 billion, of which approximately $3.0 billion remains to be funded through 2031 (see table below for properties under construction/redevelopment). The commercial space in the pipeline, which excludes residential units, was approximately 46% pre-leased as of July 31, 2025.

The following table presents information on properties under construction/redevelopment (dollars in thousands):

							Financings
	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at June 30, 2025 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)

Construction/Redevelopment Properties at June 30, 2025
Office
360 Park Avenue South (71% ownership) (Redevelopment)	Q4 2026	New York, NY	1	450,000	$377,847	$418,300	$156,470	$156,470	$40,453	33%	(6)
Reston Next Office Phase II	Q1 2027	Reston, VA	1	87,000	50,626	61,000	—	—	10,374	95%	(7)
1050 Winter Street (Redevelopment)	Q3 2025	Waltham, MA	1	162,000	7,355	38,700	—	—	31,345	100%	(8)
725 12th Street (Redevelopment)	Q4 2030	Washington, DC	1	320,000	71,335	349,600	—	—	278,265	87%
Total Office Properties under Construction/Redevelopment			4	1,019,000	507,163	867,600	156,470	156,470	360,437	66%

Laboratory/Life Sciences
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	306,743	508,000	—	—	201,257	100%	(9)
651 Gateway (50% ownership) (Redevelopment)	Q3 2027	South San Francisco, CA	1	327,000	134,490	167,100	—	—	32,610	21%	(10)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			2	900,000	441,233	675,100	—	—	233,867	71%

Residential
17 Hartwell Avenue (312 units) (20% ownership)	Q2 2028	Lexington, MA	1	288,000	6,095	35,900	19,747	—	10,058	—%
17 Hartwell Avenue - Retail			—	2,100	—	—	—	—	—	—%
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	173,279	597,800	—	—	424,521	—%
290 Coles Street (670 Units) (19.46% ownership)	Q3 2029	Jersey City, NJ	1	547,000	20,294	88,700	56,400	—	12,006	—%	(11)
290 Coles Street - Retail			—	13,000	—	—	—	—	—	—%
Total Residential Properties under Construction			3	1,342,100	199,668	722,400	76,147	—	446,585	—%

Retail
Reston Next Retail	Q4 2025	Reston, VA	1	30,000	25,863	26,600	—	—	737	45%	(12)
Total Retail Properties under Construction			1	30,000	25,863	26,600	—	—	737	45%

Total Properties under Construction/Redevelopment at June 30, 2025 (A)			10	3,291,100	$1,173,927	$2,291,700	$232,617	$156,470	$1,041,626	68%	(13)

Construction Property Commenced After June 30, 2025
Office
343 Madison Avenue	Q2 2031	New York, NY	1	930,000	$67,618	$1,971,000	$—	$—	$1,903,382	—%	(14)
Total Construction Property Commenced after June 30, 2025 (B)			1	930,000	$67,618	$1,971,000	$—	$—	$1,903,382	—%

Total Properties under Construction/Redevelopment (A)+(B)			11	4,221,100	$1,241,545	$4,262,700	$232,617	$156,470	$2,945,008	46%	(13)

___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2025.
(3)Includes approximately $73.8 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $73.8 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of July 31, 2025, including leases with future commencement dates.
(6)As of June 30, 2025, this property was 30% placed in-service.
(7)As of June 30, 2025, this property was 6% placed in-service.
(8)As of June 30, 2025, this property was 34% placed in-service. On July 1, 2025, this property was fully placed in-service.
(9)The project budget reflects our 55% share of joint venture costs related to 290 Binney Street.  We have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $101.6 million for the vault as of June 30, 2025.
(10)On January 1, 2025, in accordance with our accounting policy, we ceased interest capitalization of our equity method investment. As of June 30, 2025, the joint venture partner, which is also the managing partner, classifies the project as under construction. As such, we continue to reflect the project as under construction. As of June 30, 2025, this property was 27% placed in-service.
(11)On March 5, 2025, we acquired a 19.46% interest in 290 Coles Street. The budget represents our 19.46% ownership of the project budget and financings which includes our share of preferred equity. We contributed $20.0 million of common equity at closing. In addition, we committed to provide up to $65.0 million in preferred equity accruing at a 13.0% IRR. As of June 30, 2025, approximately $1.6 million of preferred equity has been contributed.
(12)On January 16, 2025, this project was partially placed in-service.
(13)Percentage leased excludes the residential units.
(14)We are proceeding with full vertical construction of 343 Madison Avenue in New York City, New York. The Investment to Date represents our 55% investment as of June 30, 2025, however, we have elected to acquire our partner’s 45% interest in the project at cost, or approximately $43.5 million, during the third quarter of 2025. The Estimated Total Investment and Estimated Future Equity requirements are reflected at 100% of the project cost and includes capitalized interest of approximately $390 million.

REIT Tax Distribution Considerations
Dividend
As a REIT, BXP is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. BXP’s current annualized dividend exceeds its expected taxable income for 2025. BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income (including gains on sales), liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by BXP’s Board of Directors will not differ materially from the current quarterly dividend amount.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $527.8 million and $737.5 million at June 30, 2025 and 2024, respectively, representing a decrease of approximately $209.7 million. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$563,181	$564,659	$(1,478)
Net cash used in investing activities	(612,404)	(553,504)	(58,900)
Net cash used in financing activities	(758,132)	(886,221)	128,089
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.8 years as of June 30, 2025, with occupancy rates historically in the range of 86% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash used in investing activities for the six months ended June 30, 2025 and June 30, 2024 is detailed below:

	Six months ended June 30,
	2025	2024
	(in thousands)
Construction in progress (1)	$(278,667)	$(313,602)
Building, pre-development and other capital improvements (2)	(129,031)	(66,799)
Tenant improvements	(139,748)	(117,848)
Proceeds from sale of real estate (3)	21,840	—
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash) (4)	—	6,086
Capital contributions to unconsolidated joint ventures (5)	(84,432)	(60,461)
Investment in non-real estate investments	(1,430)	(625)
Issuance of note receivables (including related party)	(1,800)	(1,423)
Investments in securities, net	864	1,168
Net cash used in investing activities	$(612,404)	$(553,504)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the six months ended June 30, 2025 included ongoing expenditures associated with Reston Next Office Phase II, Reston Next Retail and 1050 Winter Street, which were partially placed in-service during the six months ended June 30, 2025. In addition, we incurred costs associated with our continued development/redevelopment of 290 Binney Street, 121 Broadway and 725 12th Street.
Construction in progress for the six months ended June 30, 2024 included ongoing expenditures associated with 760 Boylston Street, which was fully placed in-service during the six months ended June 30, 2024, and 180 CityPoint and 103 CityPoint that were partially placed in-service during 2023. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II, 290 Binney Street, 300 Binney Street and 121 Broadway.
(2)Building, pre-development and other capital improvements for the six months ended June 30, 2025 and June 30, 2024 included approximately $39.4 million and $21.8 million, respectively, of pre-development expenditures associated with the 343 Madison Avenue project (See Note 14 to the Consolidated Financial Statements).
(3)Proceeds from sale of real estate for the six months ended June 30, 2025 consisted of approximately $21.8 million of proceeds from the sale of the land at 17 Hartwell Avenue. On June 27, 2025, we entered into a new joint venture for the redevelopment of 17 Hartwell Avenue (See Notes 3 and 5 to the Consolidated Financial Statements).
(4)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
(5)Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2025 consisted primarily of cash contributions of approximately $21.6 million, $21.2 million, $16.6 million and $11.1 million to our 290 Coles Street, 751 Gateway, 360 Park Avenue South and 200 Fifth Avenue joint ventures, respectively. On March 5, 2025, we entered into a new joint venture for the development of 290 Coles Street (See Note 5 to the Consolidated Financial Statements).
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2024 consisted primarily of cash contributions of approximately $17.9 million, $15.8 million, $11.1 million and $7.5 million to our Gateway Commons, 360 Park Avenue South, Platform 16 and Dock 72 joint ventures, respectively.
Cash used in financing activities for the six months ended June 30, 2025 totaled approximately $758.1 million. This amount consisted primarily of the repayment of BPLP’s $850.0 million in aggregate principal amount of its 3.200% unsecured senior notes due January 15, 2025 and the payment of our regular dividends and distributions to our shareholders and unitholders, partially offset by the issuance of an additional $250.0 million under BPLP’s

Commercial Paper Program and borrowings under BPLP’s Revolving Credit Facility. Future debt payments are discussed below under the heading “Debt.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	June 30, 2025
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,366	158,366	$10,684,954
Common Operating Partnership Units	18,428	18,428	1,243,337	(2)
Total Equity		176,794	$11,928,291

Consolidated Debt			$15,811,005
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,386,046
Subtract:
Partners’ share of Consolidated Debt (4)			1,363,364
BXP’s Share of Debt			$15,833,687

Consolidated Market Capitalization			$27,739,296
BXP’s Share of Market Capitalization			$27,761,978
Consolidated Debt/Consolidated Market Capitalization			57.00%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			57.03%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on June 30, 2025 of $67.47.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2022 MYLTIP Units but excluding the 2023 - 2025 MYLTIP Units because the three-year performance periods had not ended as of June 30, 2025).
(3)See page 84 for additional information.
(4)See page 83 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on June 30, 2025, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2023 - 2025 MYLTIP Units are not included in this calculation as of June 30, 2025.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt
For further discussion on the terms of our debt, including the 2025 Credit Facility, our unsecured term loans and the Commercial Paper Program, see Note 6 to the Consolidated Financial Statements. The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2025 and 2024 (dollars in thousands).

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	6/30/2025	6/30/2024
Unsecured Senior Notes (2)
Unsecured Senior Notes (3)	3.200%	3.350%	January 15, 2025	N/A	$850,000
Unsecured Senior Notes	3.650%	3.766%	February 1, 2026	$1,000,000	1,000,000
Unsecured Senior Notes	2.750%	3.495%	October 1, 2026	1,000,000	1,000,000
Unsecured Senior Notes	6.750%	6.924%	December 1, 2027	750,000	750,000
Unsecured Senior Notes	4.500%	4.628%	December 1, 2028	1,000,000	1,000,000
Unsecured Senior Notes	3.400%	3.505%	June 21, 2029	850,000	850,000
Unsecured Senior Notes	2.900%	2.984%	March 15, 2030	700,000	700,000
Unsecured Senior Notes	3.250%	3.343%	January 30, 2031	1,250,000	1,250,000
Unsecured Senior Notes	2.550%	2.671%	April 1, 2032	850,000	850,000
Unsecured Senior Notes	2.450%	2.524%	October 1, 2033	850,000	850,000
Unsecured Senior Notes	6.500%	6.619%	January 15, 2034	750,000	750,000
Unsecured Senior Notes	5.750%	5.842%	January 15, 2035	850,000	N/A
Total Principal Amount				9,850,000	9,850,000
Less: Unamortized discount and deferred financing costs, net				49,423	52,780
Carrying Amount				9,800,577	9,797,220

Unsecured Commercial Paper (4)	4.72%	4.73%		750,000	500,000
Unsecured Line of Credit (Revolving Credit Facility) (5)	5.17%	5.27%	March 29, 2030	185,000	—

Unsecured Term Loans
2023 Unsecured Term Loan	N/A	N/A	N/A	N/A	700,000
2024 Unsecured Term Loan (6)	4.77%	7.44%	September 26, 2025	100,000	N/A
Unsecured Term Loan Facility (7)	5.30%	5.42%	March 30, 2029	700,000	N/A
Total Principal Amount				800,000	700,000
Less: Deferred financing costs and fair value adjustments, net				3,360	1,224
Carrying Amount				796,640	698,776

Mortgage Notes
767 Fifth Avenue (the General Motors Building) (60% ownership) (8)(9)	3.43%	3.64%	June 9, 2027	2,300,000	2,300,000
Santa Monica Business Park (8)(10)	5.10%	7.70%	October 8, 2028	200,000	300,000
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage) (8)(11)	6.04%	6.27%	October 26, 2028	600,000	600,000
901 New York Avenue (12)	5.00%	5.06%	January 5, 2029	200,161	205,074
601 Lexington Avenue (55% ownership) (8)	2.79%	2.93%	January 9, 2032	1,000,000	1,000,000
Total Principal Amount				4,300,161	4,405,074
Less: Deferred financing costs and fair value adjustments, net				21,373	33,596
Carrying Amount				4,278,788	4,371,478

Total Consolidated Debt				$15,811,005	$15,367,474
_______________
(1)For the unsecured senior notes, the GAAP rate represents the yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs. For all other debt, the GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)No principal amounts are due prior to maturity.
(3)This unsecured senior note was repaid at maturity, see Note 6 to the Consolidated Financial Statements.
(4)At June 30, 2025, the weighted average interest rate of the commercial paper notes outstanding was approximately 4.73% per annum and had a weighted-average maturity of 49 days from the date of issuance. At July 31, 2025, BPLP had an aggregate of $750.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.70% per annum and had a weighted-average maturity of 52 days, from the date of issuance.
(5)The unsecured line of credit bears interest at a variable rate of SOFR+0.85% per annum. The 2025 Credit Facility is used as a backstop for the $750.0 million Commercial Paper Program. As such, BPLP intends to maintain, at a minimum, availability under the unsecured line of credit in an amount equal to the amount of unsecured commercial paper notes outstanding. The table below provides the principal indebtedness outstanding and remaining capacity under the unsecured line of credit at June 30, 2025 and July 31, 2025 (dollars in thousands).

		June 30, 2025		July 31, 2025
	Facility	Outstanding	Remaining Capacity	Outstanding	Remaining Capacity
Unsecured Line of Credit	$2,250,000	$185,000	$2,065,000	$465,000	$1,785,000
Less:
Unsecured Commercial Paper			750,000		750,000
Letters of Credit			5,393		5,393
Total Remaining Capacity			$1,309,607		$1,029,607
(6)The 2024 Unsecured Term Loan bears interest at a variable rate of SOFR+1.05% per annum. BPLP entered into an interest rate swap contract to fix SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.05% per annum. The 2024 Unsecured Term Loan has three one-year extension options, subject to certain conditions.
(7)The Unsecured Term Loan Facility bears interest at a variable rate of SOFR+0.95% per annum and has two six-month extension options, each subject to customary conditions.
(8)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(9)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2025, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(10)The mortgage loan bears interest at a variable rate of Daily Simple SOFR+1.38% per annum. BPLP entered into an interest rate swap contract to fix Daily Simple SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.38% per annum. Carrying amount includes an approximately $0.1 million fair value interest adjustment. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR+1.60% per annum through the maturity date.
(11)The mortgage loan bears interest at a variable rate of Daily Compounded SOFR+2.25% per annum. BPLP entered into three interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028. The stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 2.25% per annum.
(12)The loan has a one-year extension option remaining, subject to certain conditions.

The following table lists our mortgage notes, net outstanding and our partners’ share, based on their respective ownership percentage, from our consolidated joint ventures as of June 30, 2025 (dollars in thousands).

	Carrying Amount
Properties	100%	Partners’ Share
Wholly-owned
901 New York Avenue	$199,717	N/A
Santa Monica Business Park	199,081	N/A
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	595,541	N/A
Subtotal	994,339	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building) (60% ownership) (1)	2,293,245	$917,322
601 Lexington Avenue (55% ownership)	991,204	446,042
Subtotal	3,284,449	1,363,364
Total	$4,278,788	$1,363,364
_______________
(1)The partners’ share of the carrying amount has been adjusted for basis differentials.
The table below provides the debt statistics of our outstanding consolidated indebtedness at June 30, 2025 and June 30, 2024.

	June 30, 2025				June 30, 2024
		Weighted Average				Weighted Average
	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)
Floating Rate Debt (2)	10.32%	5.02%	5.09%	2.2	7.80%	5.84%	5.97%	0.5
Fixed Rate Debt (3)	89.68%	3.97%	4.14%	4.4	92.20%	3.78%	4.01%	4.7
Consolidated Debt	100.00%	4.08%	4.24%	4.1	100.00%	3.94%	4.16%	4.4

Unsecured Debt	72.94%	4.19%	4.29%	4.4	71.55%	4.05%	4.14%	4.5
Secured Debt	27.06%	3.80%	4.10%	3.3	28.45%	3.69%	4.22%	3.9
Consolidated Debt	100.00%	4.08%	4.24%	4.1	100.00%	3.94%	4.16%	4.4
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)The unsecured commercial paper notes are included in our floating rate debt statistics. At June 30, 2025, the weighted average interest rate of the unsecured commercial paper notes outstanding was approximately 4.73% per annum and had a weighted-average maturity of 49 days from the date of issuance.
(3)The Fixed Rate Debt includes the effects of hedging transactions.
Derivative Instruments and Hedging Activities
As of June 30, 2025, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $(7.8) million. On April 8, 2025, we entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swaps that expired on April 1, 2025. For a description of these interest rate swaps, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from approximately 19% to approximately 71%. Sixteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2025, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2025. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.81%	7.12%	Term SOFR+2.50%	$220,000	$(1,508)	$218,492	$155,370	(2)(3)(4)	December 13, 2027
Market Square North	50.00%	6.73%	6.90%	SOFR+2.41%	125,000	(83)	124,917	62,459	(2)(3)(5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	N/A	33,206	(181)	33,025	16,513		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(375)	549,625	274,812	(2)	August 9, 2027
Dock 72	50.00%	6.83%	7.10%	SOFR+2.50%	198,383	(244)	198,139	99,069	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	Daily Simple SOFR+2.50%	154,278	(116)	154,162	77,081	(2)(3)(7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	SOFR+1.35%	185,000	(950)	184,050	92,025	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	5.80%	5.90%	Term SOFR+1.48%	333,579	(105)	333,474	166,737	(2)	September 5, 2025
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	5.49%	5.54%	N/A	251,244	(1,303)	249,941	124,971		February 27, 2035
Safeco Plaza	33.67%	4.82%	6.68%	SOFR+2.32%	250,000	(397)	249,603	84,041	(2)(9)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(262)	104,738	31,362	(2)(10)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR+1.41%	600,000	(5,715)	594,285	153,684	(2)(11)	November 24, 2028
3 Hudson Boulevard	25.00%	11.93%	11.93%	Term SOFR+7.61%	80,000	—	80,000	20,000	(2)(12)	August 7, 2024
Skymark - Reston Next Residential	20.00%	6.32%	6.64%	SOFR+2.00%	140,000	(389)	139,611	27,922	(2)(3)(13)	May 13, 2026
17 Hartwell Avenue	20.00%	6.75%	6.87%	N/A	—	—	—	—	(2)(14)	July 10, 2030
290 Coles Street	19.46%	N/A	N/A	Term SOFR+2.50%	—	—	—	—	(2)(3)(15)	March 5, 2029
Total					$3,225,690	$(11,628)	$3,214,062	$1,386,046
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing costs, which includes mortgage recording fees, the effects of hedging transactions (if any) and adjustments required under ASC 805 “Business Combinations” to reflect loans at their fair values (if any).

(2)The loan requires interest only payments with a balloon payment due at maturity.
(3)The loan includes certain extension options, subject to certain conditions.
(4)The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in Term SOFR rate to a cap of 5.00% per annum on a notional amount of $220.0 million through January 15, 2026.
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
(10)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) which bears interest at a fixed rate of 6.23% per annum, and (y) a $35.0 million mortgage loan payable (Note B) which bears interest at a fixed rate of 8.03% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan is reflected as Related Party Notes Receivable, Net on our Consolidated Balance Sheets.
(11)The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. The deferred financing costs, net include the adjustment required to reflect the loan and interest rate swap at fair value upon acquisition.
(12)As of June 30, 2025, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest, of approximately $126.8 million. The joint venture is negotiating a new third-party loan, however, there can be no assurance that the joint venture will enter into a new third-party loan on the terms and schedule currently contemplated or at all. We are the lender of the loan, and the loan and accrued interest are reflected as Related Party Notes Receivable, Net and Tenant and Other Receivables, Net, respectively, on our Consolidated Balance Sheets.
(13)The construction financing has a borrowing capacity of $140.0 million.
(14)No amounts have been drawn under the $98.7 million construction loan.
(15)No amounts have been drawn under the $225.0 million construction loan.

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

BXP
The following table presents a reconciliation of net income attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
	(in thousands)
Net income attributable to BXP, Inc.	$88,977	$79,615
Add:
Noncontrolling interest—common units of the Operating Partnership	10,064	9,509
Noncontrolling interests in property partnerships	20,100	17,825
Net income	119,141	106,949
Add:
Depreciation and amortization	223,819	219,542
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,945)	(19,203)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	16,674	19,827
Corporate-related depreciation and amortization	(600)	(406)
Non-real estate depreciation and amortization	2,131	2,130
Less:
Gain on sale of real estate	18,390	—
Unrealized gain (loss) on non-real estate investments	(39)	58
Noncontrolling interests in property partnerships	20,100	17,825
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	301,769	310,956
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	30,117	32,557
Funds from Operations attributable to BXP, Inc.	$271,652	$278,399
Our percentage share of Funds from Operations—basic	90.02%	89.53%
Weighted average shares outstanding—basic	158,312	157,039

The following tables presents a reconciliation of net income attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
	(in thousands)
Net income attributable to BXP, Inc.	$88,977	$79,615
Add:
Noncontrolling interest—common units of the Operating Partnership	10,064	9,509
Noncontrolling interests in property partnerships	20,100	17,825
Net income	119,141	106,949
Add:
Depreciation and amortization	223,819	219,542
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,945)	(19,203)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	16,674	19,827
Corporate-related depreciation and amortization	(600)	(406)
Non-real estate depreciation and amortization	2,131	2,130
Less:
Gain on sale of real estate	18,390	—
Unrealized gain (loss) on non-real estate investments	(39)	58
Noncontrolling interests in property partnerships	20,100	17,825
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	301,769	310,956
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	301,769	310,956
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	30,056	32,526
Diluted FFO attributable to BXP, Inc. (1)	$271,713	$278,430
___________
(1)BXP’s share of diluted Funds from Operations was 90.04% and 89.54% for the three months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,
	2025	2024
	shares/units (in thousands)
Basic Funds from Operations	175,871	175,408
Effect of Dilutive Securities:
Stock based compensation	483	252
Diluted Funds from Operations	176,354	175,660
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,559	18,369
Diluted Funds from Operations attributable to BXP, Inc. (1)	158,795	157,291
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.04% and 89.54% for the three months ended June 30, 2025 and 2024, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$100,843	$90,827
Add:
Noncontrolling interests in property partnerships	20,100	17,825
Net income	120,943	108,652
Add:
Depreciation and amortization	222,116	217,839
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,945)	(19,203)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	16,674	19,827
Corporate-related depreciation and amortization	(600)	(406)
Non-real estate depreciation and amortization	2,131	2,130
Less:
Gain on sale of real estate	18,489	—
Unrealized gain (loss) on non-real estate investments	(39)	58
Noncontrolling interests in property partnerships	20,100	17,825
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$301,769	$310,956
Weighted average shares outstanding—basic	175,871	175,408
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$100,843	$90,827
Add:
Noncontrolling interests in property partnerships	20,100	17,825
Net income	120,943	108,652
Add:
Depreciation and amortization	222,116	217,839
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,945)	(19,203)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	16,674	19,827
Corporate-related depreciation and amortization	(600)	(406)
Non-real estate depreciation and amortization	2,131	2,130
Less:
Gain on sale of real estate	18,489	—
Unrealized gain (loss) on non-real estate investments	(39)	58
Noncontrolling interests in property partnerships	20,100	17,825
Funds from Operations attributable to Boston Properties Limited Partnership (1)	301,769	310,956
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$301,769	$310,956
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

	Three months ended June 30,
	2025	2024
	shares/units (in thousands)
Basic Funds from Operations	175,871	175,408
Effect of Dilutive Securities:
Stock based compensation	483	252
Diluted Funds from Operations	176,354	175,660
Material Cash Commitments
We have various service contracts with vendors related to our property management. In addition, we enter into other contracts in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the three months ended June 30, 2025, we paid approximately $108.9 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended June 30, 2025, we and our unconsolidated joint venture partners incurred approximately $141.1 million of new tenant-related obligations associated with approximately 1.0 million square feet of second generation leases, or approximately $141 per square foot. During the three months ended June 30, 2025, we signed approximately 118,400 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and

Capital Resources.” In aggregate, during the three months ended June 30, 2025, we signed leases for approximately 1.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $158.2 million, or approximately $141 per square foot.
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
As of June 30, 2025, approximately $13.3 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.5 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $750.0 million of borrowings under the Commercial Paper Program, $185.0 million under BPLP’s Revolving Credit Facility and approximately $800.0 million of secured debt. However, we have entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts). Therefore, as of June 30, 2025, we had approximately $1.6 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of June 30, 2025.
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

	2025	2026	2027	2028	2029	2030+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(387)	$(611)	$2,301,592	$3,341	$182,961	$997,271	$3,484,167	$3,129,239
GAAP Average Interest Rate	5.06%	5.06%	3.64%	5.06%	5.06%	2.93%	3.52%
Variable Rate	(893)	(1,596)	(1,596)	798,706	—	—	794,621	792,332
Subtotal	$(1,280)	$(2,207)	$2,299,996	$802,047	$182,961	$997,271	$4,278,788	$3,921,571
	Unsecured debt, net
Fixed Rate	$(5,524)	$1,990,365	$741,736	$992,956	$844,563	$5,236,481	$9,800,577	$9,385,448
GAAP Average Interest Rate	—%	3.63%	6.92%	4.63%	3.51%	3.92%	4.13%
Variable Rate	849,469	(872)	(872)	(875)	699,790	185,000	1,731,640	1,730,068
Subtotal	$843,945	$1,989,493	$740,864	$992,081	$1,544,353	$5,421,481	$11,532,217	$11,115,516
Total Debt	$842,665	$1,987,286	$3,040,860	$1,794,128	$1,727,314	$6,418,752	$15,811,005	$15,037,087
At June 30, 2025, the weighted-average stated interest rates on the fixed rate debt stated above was 3.86% per annum. At June 30, 2025, our outstanding variable rate debt totaled approximately $2.5 billion, of which $900.0 million was subject to interest rate swaps. At June 30, 2025, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 5.26% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $6.3 million and $12.5 million for the three and six months ended June 30, 2025, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2025, that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2025 – April 30, 2025	344	(1)	$0.01	N/A	N/A
May 1, 2025 – May 31, 2025	—		$—	N/A	N/A
June 1, 2025 – June 30, 2025	1,271	(2)	$43.42	N/A	N/A
Total	1,615		$34.17	N/A	N/A
___________
(1)Represents shares of restricted common stock of BXP repurchased in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
(2)    Includes 516 shares of restricted common stock of BXP repurchased in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares. Also includes 755 shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2025, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to non-employee directors and the settlement of deferred stock awards under the Boston Properties, Inc. 2021 Stock Incentive Plan, BPLP issued an aggregate of 40,669 common units to BXP in exchange for approximately $60.85, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
April 1, 2025 – April 30, 2025	344	(1)	$0.01	N/A	N/A
May 1, 2025 – May 31, 2025	—		$—	N/A	N/A
June 1, 2025 – June 30, 2025	4,198	(2)	$13.32	N/A	N/A
Total	4,542		$12.31	N/A	N/A
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
(2)Includes 516 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP and 2,927 LTIP units that were repurchased by BPLP in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, the shares were repurchased at a price of $0.01 per share and the LTIP units were repurchased at a price of $0.25 per unit, which were the amounts originally paid by such employee for the shares and units. Also includes 755 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BXP, INC.

August 6, 2025	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

August 6, 2025	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)