Form 10-Q
period 2025-09-30
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2025-11-07
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	158,468,685
(Registrant)	(Class)	(Outstanding on October 31, 2025)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2025 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of September 30, 2025, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $228.0 million, or 1.1% at September 30, 2025, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,958,987 and $7,797,430 at September 30, 2025 and December 31, 2024, respectively)	$28,609,784	$27,870,623
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2025 and December 31, 2024, respectively)	372,747	372,922
Right of use assets - operating leases (amounts related to VIEs of $0 and $140,558 at September 30, 2025 and December 31, 2024, respectively)	321,063	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,721,829) and $(1,628,274) at September 30, 2025 and December 31, 2024, respectively)	(8,008,908)	(7,528,057)
Total real estate	21,294,686	21,050,255
Cash and cash equivalents (amounts related to VIEs of $191,606 and $373,737 at September 30, 2025 and December 31, 2024, respectively)	861,066	1,254,882
Cash held in escrows (amounts related to VIEs of $5,003 and $4,979 at September 30, 2025 and December 31, 2024, respectively)	77,663	80,314
Investments in securities	43,604	39,706
Tenant and other receivables, net (amounts related to VIEs of $42,233 and $20,435 at September 30, 2025 and December 31, 2024, respectively)	136,743	107,453
Note receivable, net	8,898	4,947
Related party notes receivable, net	88,879	88,779
Sales-type lease receivable, net	15,430	14,657
Accrued rental income, net (amounts related to VIEs of $465,408 and $435,110 at September 30, 2025 and December 31, 2024, respectively)	1,532,403	1,466,220
Deferred charges, net (amounts related to VIEs of $206,016 and $211,726 at September 30, 2025 and December 31, 2024, respectively)	802,785	813,345
Prepaid expenses and other assets (amounts related to VIEs of $51,682 and $15,036 at September 30, 2025 and December 31, 2024, respectively)	137,561	70,839
Investments in unconsolidated joint ventures	999,764	1,093,583
Total assets	$25,999,482	$26,084,980
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,285,659 and $3,282,027 at September 30, 2025 and December 31, 2024, respectively)	$4,279,482	$4,276,609
Unsecured senior notes, net	9,803,336	10,645,077
Unsecured exchangeable senior notes, net	975,080	—
Unsecured line of credit	—	—
Unsecured term loans, net	796,798	798,813
Unsecured commercial paper	750,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $21,042 and $20,931 at September 30, 2025 and December 31, 2024, respectively)	363,207	370,885
Lease liabilities - operating leases (amounts related to VIEs of $0 and $157,691 at September 30, 2025 and December 31, 2024, respectively)	379,792	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $111,058 and $115,808 at September 30, 2025 and December 31, 2024, respectively)	484,798	401,874
Dividends and distributions payable	123,259	172,486
Accrued interest payable	120,128	128,098

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2025	December 31, 2024
Other liabilities (amounts related to VIEs of $91,767 and $126,202 at September 30, 2025 and December 31, 2024, respectively)	406,820	450,796
Total liabilities	18,482,700	18,137,324
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 107,696 and 128,227 units outstanding at redemption value at September 30, 2025 and December 31, 2024, respectively	8,006	9,535
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,479,314 and 158,253,895 issued and 158,400,414 and 158,174,995 outstanding at September 30, 2025 and December 31, 2024, respectively	1,584	1,582
Additional paid-in capital	6,827,889	6,836,093
Dividends in excess of earnings	(1,812,361)	(1,419,575)
Treasury common stock at cost, 78,900 shares at September 30, 2025 and December 31, 2024	(2,722)	(2,722)
Accumulated other comprehensive loss	(14,831)	(2,072)
Total stockholders’ equity attributable to BXP, Inc.	4,999,559	5,413,306
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	554,440	591,270
Property partnerships	1,954,777	1,933,545
Total equity	7,508,776	7,938,121
Total liabilities and equity	$25,999,482	$26,084,980

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Lease	$809,820	$799,471	$2,426,857	$2,378,616
Parking and other	35,390	34,255	100,431	101,086
Hotel	13,162	15,082	37,532	38,080
Development and management services	9,317	6,770	27,938	19,276
Direct reimbursements of payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Total revenue	871,510	859,227	2,605,182	2,549,148
Expenses
Operating
Rental	331,736	327,897	995,376	963,480
Hotel	9,628	9,833	26,558	25,687
General and administrative	36,188	33,352	130,988	127,479
Payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Transaction costs	1,431	188	2,556	890
Depreciation and amortization	236,147	222,890	680,073	661,148
Total expenses	618,951	597,809	1,847,975	1,790,774
Other income (expense)
Income (loss) from unconsolidated joint ventures	(148,329)	(7,011)	(153,792)	6,376
Gains on sales of real estate	1,932	517	20,322	517
Loss on sales-type lease	—	—	(2,490)	—
Interest and other income (loss)	7,620	14,430	23,433	39,747
Gains from investments in securities	2,400	2,198	4,635	4,785
Unrealized gain (loss) on non-real estate investments	178	94	(344)	548
Impairment losses	(68,901)	—	(68,901)	(13,615)
Loss from early extinguishment of debt	—	—	(338)	—
Interest expense	(164,299)	(163,194)	(490,526)	(474,727)
Net income (loss)	(116,840)	108,452	89,206	322,005
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,853)	(15,237)	(56,702)	(50,283)
Noncontrolling interest—common units of the Operating Partnership	12,981	(9,587)	(4,054)	(28,596)
Net income (loss) attributable to BXP, Inc.	$(121,712)	$83,628	$28,450	$243,126
Basic earnings per common share attributable to BXP, Inc.
Net income (loss)	$(0.77)	$0.53	$0.18	$1.55
Weighted average number of common shares outstanding	158,345	157,725	158,287	157,250
Diluted earnings per common share attributable to BXP, Inc.
Net income (loss)	$(0.77)	$0.53	$0.18	$1.54
Weighted average number of common and common equivalent shares outstanding	158,345	158,213	158,787	157,547

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(116,840)	$108,452	$89,206	$322,005
Other comprehensive income (loss):
Effective portion of interest rate contracts	(1,280)	(32,263)	(20,192)	(14,976)
Amortization of interest rate contracts (1)	1,677	3,077	6,450	9,518
Other comprehensive income (loss)	397	(29,186)	(13,742)	(5,458)
Comprehensive income (loss)	(116,443)	79,266	75,464	316,547
Net income attributable to noncontrolling interests	(4,872)	(24,824)	(60,756)	(78,879)
Other comprehensive (income) loss attributable to noncontrolling interests	(169)	2,913	983	177
Comprehensive income (loss) attributable to BXP, Inc.	$(121,484)	$57,355	$15,691	$237,845
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2025	158,366	$1,584	$6,854,753	$(1,579,770)	$(2,722)	$(15,059)	$584,651	$2,003,993	$7,847,430
Redemption of operating partnership units to common stock	28	—	876	—	—	—	(876)	—	—
Allocated net income (loss) for the period	—	—	—	(121,711)	—	—	(12,982)	17,853	(116,840)
Dividends/distributions declared	—	—	—	(110,880)	—	—	(12,950)	—	(123,830)
Shares issued pursuant to stock purchase plan	7	—	533	—	—	—	—	—	533
Net activity from stock option and incentive plan	(1)	—	99	—	—	—	3,551	—	3,650
Capped call transactions premium	—	—	(35,000)	—	—	—	—	—	(35,000)
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	—	—	—	(43,465)	(43,604)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(212)	—	—	—	—	1,802	1,590
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(25,550)	(25,550)
Effective portion of interest rate contracts	—	—	—	—	—	(1,151)	(129)	—	(1,280)
Amortization of interest rate contracts	—	—	—	—	—	1,379	154	144	1,677
Reallocation of noncontrolling interest	—	—	6,979	—	—	—	(6,979)	—	—
Equity, September 30, 2025	158,400	$1,584	$6,827,889	$(1,812,361)	$(2,722)	$(14,831)	$554,440	$1,954,777	$7,508,776

Equity, June 30, 2024	157,098	$1,571	$6,768,686	$(964,518)	$(2,722)	$(155)	$677,789	$1,801,676	$8,282,327
Redemption of operating partnership units to common stock	875	9	30,983	—	—	—	(30,992)	—	—
Allocated net income for the period	—	—	—	83,628	—	—	9,587	15,237	108,452
Dividends/distributions declared	—	—	—	(154,820)	—	—	(17,986)	—	(172,806)
Shares issued pursuant to stock purchase plan	9	—	541	—	—	—	—	—	541
Net activity from stock option and incentive plan	(2)	—	(1,773)	—	—	—	3,225	—	1,452
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	23,615	—	—	—	—	72,109	95,724
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(14,894)	(14,894)
Effective portion of interest rate contracts	—	—	—	—	—	(28,910)	(3,353)	—	(32,263)
Amortization of interest rate contracts	—	—	—	—	—	2,637	296	144	3,077
Reallocation of noncontrolling interest	—	—	437	—	—	—	(437)	—	—
Equity, September 30, 2024	157,980	$1,580	$6,822,489	$(1,035,710)	$(2,722)	$(26,428)	$638,129	$1,874,272	$8,271,610

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2024	158,175	$1,582	$6,836,093	$(1,419,575)	$(2,722)	$(2,072)	$591,270	$1,933,545	$7,938,121
Redemption of operating partnership units to common stock	144	2	4,675	—	—	—	(4,677)	—	—
Allocated net income for the period	—	—	—	28,450	—	—	4,054	56,702	89,206
Dividends/distributions declared	—	—	—	(421,236)	—	—	(49,257)	—	(470,493)
Shares issued pursuant to stock purchase plan	13	—	941	—	—	—	—	—	941
Net activity from stock option and incentive plan	68	—	4,442	—	—	—	35,276	—	39,718
Capped call transactions premium	—	—	(35,000)	—	—	—	—	—	(35,000)
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	—	—	—	(43,465)	(43,604)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,934)	—	—	—	—	71,115	67,181
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(63,552)	(63,552)
Effective portion of interest rate contracts	—	—	—	—	—	(18,176)	(2,016)	—	(20,192)
Amortization of interest rate contracts	—	—	—	—	—	5,417	601	432	6,450
Reallocation of noncontrolling interest	—	—	20,811	—	—	—	(20,811)	—	—
Equity, September 30, 2025	158,400	$1,584	$6,827,889	$(1,812,361)	$(2,722)	$(14,831)	$554,440	$1,954,777	$7,508,776

Equity, December 31, 2023	156,941	$1,569	$6,715,149	$(816,152)	$(2,722)	$(21,147)	$666,580	$1,640,704	$8,183,981
Redemption of operating partnership units to common stock	952	11	33,735	—	—	—	(33,746)	—	—
Allocated net income for the period	—	—	—	243,126	—	—	28,596	50,283	322,005
Dividends/distributions declared	—	—	—	(462,684)	—	—	(55,692)	—	(518,376)
Shares issued pursuant to stock purchase plan	17	—	1,141	—	—	—	—	—	1,141
Net activity from stock option and incentive plan	70	—	2,988	—	—	—	31,535	—	34,523
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	70,941	—	—	—	—	235,206	306,147
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(52,353)	(52,353)
Effective portion of interest rate contracts	—	—	—	—	—	(13,429)	(1,547)	—	(14,976)
Amortization of interest rate contracts	—	—	—	—	—	8,148	938	432	9,518
Reallocation of noncontrolling interest	—	—	(1,465)	—	—	—	1,465	—	—
Equity, September 30, 2024	157,980	$1,580	$6,822,489	$(1,035,710)	$(2,722)	$(26,428)	$638,129	$1,874,272	$8,271,610
The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$89,206	$322,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	680,073	661,148
Impairment losses	68,901	13,615
Amortization of right of use assets - operating leases	299	1,719
Amortization of sales type lease	(749)	(738)
Non-cash compensation expense	39,563	39,552
Loss (Income) from unconsolidated joint ventures	153,792	(6,376)
Distributions of net cash flow from operations of unconsolidated joint ventures	45,450	27,332
Gains from investments in securities	(4,635)	(4,785)
Allowance for current expected credit losses	(23)	44
Non-cash portion of interest expense	24,049	25,575
Loss from early extinguishments of debt	338	—
Gains on sales of real estate	(20,322)	(517)
Loss on sales-type lease	2,490	—
Unrealized (gain) loss on non-real estate investments	344	(548)
Change in assets and liabilities:
Tenant and other receivables, net	(4,851)	23,932
Accrued rental income, net	(82,113)	(78,576)
Prepaid expenses and other assets	(71,234)	(69,706)
Right of use assets - operating lease	—	(750)
Lease liabilities - operating leases	(341)	(390)
Accounts payable and accrued expenses	42,806	7,596
Accrued interest payable	(7,962)	(12,383)
Other liabilities	(40,870)	(35,333)
Tenant leasing costs	(76,806)	(61,661)
Total adjustments	748,199	528,750
Net cash provided by operating activities	837,405	850,755
Cash flows from investing activities:
Construction in progress	(500,537)	(469,948)
Building, pre-development and other capital improvements	(171,660)	(118,411)
Tenant improvements	(243,194)	(178,835)
Proceeds from sale of real estate	21,840	517
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086
Capital contributions to unconsolidated joint ventures	(118,524)	(87,498)
Capital distributions from unconsolidated joint ventures	29,211	—
Investment in non-real estate investments	(2,060)	(1,500)
Issuance of note receivables (including related party)	(4,026)	(2,223)
Investments in securities, net	722	1,025
Net cash used in investing activities	(988,228)	(850,787)

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2025	2024
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,195)	(3,461)
Proceeds from unsecured senior notes	—	849,671
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)
Proceeds from unsecured exchangeable senior notes	1,000,000	—
Borrowings on unsecured line of credit	865,000	—
Repayments of unsecured line of credit	(865,000)	—
Borrowings on unsecured term loans	700,000	—
Repayment of unsecured term loans	(700,000)	(500,000)
Payments on finance lease obligations	(10,174)	(9,250)
Borrowings on commercial paper program	5,681,892	3,554,932
Repayments on commercial paper program	(5,431,892)	(3,054,932)
Deferred financing costs	(37,145)	(10,892)
Capped call transactions premium	(35,000)	—
Net activity from equity transactions	(433)	(1,728)
Dividends and distributions	(519,720)	(517,361)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	67,179	304,323
Distributions to noncontrolling interests in property partnerships	(63,552)	(52,353)
Acquisition of noncontrolling interests in property partnerships	(43,604)	—
Net cash used in financing activities	(245,644)	(141,051)
Net decrease in cash and cash equivalents and cash held in escrows	(396,467)	(141,083)
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567
Cash and cash equivalents and cash held in escrows, end of period	$938,729	$1,471,484

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477
Cash held in escrows, beginning of period	80,314	81,090
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567

Cash and cash equivalents, end of period	$861,066	$1,420,475
Cash held in escrows, end of period	77,663	51,009
Cash and cash equivalents and cash held in escrows, end of period	$938,729	$1,471,484

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$513,887	$505,746
Interest capitalized	$35,956	$31,342

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(108,867)	$(76,653)
Change in real estate included in accounts payable and accrued expenses	$40,421	$(21,035)
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$30,631
Lease liability - finance lease reversal for re-assessment event	$—	$(38,491)
Right of use asset - finance lease reversal for re-assessment event	$—	$(28,962)

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2025	2024
Non-cash contributions from noncontrolling interests in property partnerships, net	$(2,548)	$86,860
Capitalized operating lease costs	$850	$22,647
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)
Mortgage note payable recorded upon consolidation	$—	$207,093
Mortgage note payable converted to unsecured term loan	$—	$100,000
Real estate and intangibles recorded upon consolidation	$—	$(220,015)
Real estate contributed in exchange for investment in unconsolidated joint venture	$(5,595)	$—
Investment in unconsolidated joint ventures funded by real estate contributed	$5,595	$—
Dividends and distributions declared but not paid	$123,259	$172,191
Conversions of noncontrolling interests to stockholders’ equity	$4,677	$33,746
Issuance of restricted securities to employees and non-employee directors	$43,658	$43,360

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,958,987 and $7,797,430 at September 30, 2025 and December 31, 2024, respectively)	$28,248,312	$27,504,358
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2025 and December 31, 2024, respectively)	372,747	372,922
Right of use assets - operating leases (amounts related to VIEs of $0 and $140,558 at September 30, 2025 and December 31, 2024, respectively)	321,063	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,721,829) and $(1,628,274) at September 30, 2025 and December 31, 2024, respectively)	(7,875,405)	(7,397,882)
Total real estate	21,066,717	20,814,165
Cash and cash equivalents (amounts related to VIEs of $191,606 and $373,737 at September 30, 2025 and December 31, 2024, respectively)	861,066	1,254,882
Cash held in escrows (amounts related to VIEs of $5,003 and $4,979 at September 30, 2025 and December 31, 2024, respectively)	77,663	80,314
Investments in securities	43,604	39,706
Tenant and other receivables, net (amounts related to VIEs of $42,233 and $20,435 at September 30, 2025 and December 31, 2024, respectively)	136,743	107,453
Note receivable, net	8,898	4,947
Related party notes receivables, net	88,879	88,779
Sales-type lease receivable, net	15,430	14,657
Accrued rental income, net (amounts related to VIEs of $465,408 and $435,110 at September 30, 2025 and December 31, 2024, respectively)	1,532,403	1,466,220
Deferred charges, net (amounts related to VIEs of $206,016 and $211,726 at September 30, 2025 and December 31, 2024, respectively)	802,785	813,345
Prepaid expenses and other assets (amounts related to VIEs of $51,682 and $15,036 at September 30, 2025 and December 31, 2024, respectively)	137,561	70,839
Investments in unconsolidated joint ventures	999,764	1,093,583
Total assets	$25,771,513	$25,848,890
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,285,659 and $3,282,027 at September 30, 2025 and December 31, 2024, respectively)	$4,279,482	$4,276,609
Unsecured senior notes, net	9,803,336	10,645,077
Unsecured exchangeable senior notes, net	975,080	—
Unsecured line of credit	—	—
Unsecured term loans, net	796,798	798,813
Unsecured commercial paper	750,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $21,042 and $20,931 at September 30, 2025 and December 31, 2024, respectively)	363,207	370,885
Lease liabilities - operating leases (amounts related to VIEs of $0 and $157,691 at September 30, 2025 and December 31, 2024, respectively)	379,792	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $111,058 and $115,808 at September 30, 2025 and December 31, 2024, respectively)	484,798	401,874
Dividends and distributions payable	123,259	172,486
Accrued interest payable	120,128	128,098
Other liabilities (amounts related to VIEs of $91,767 and $126,202 at September 30, 2025 and December 31, 2024, respectively)	406,820	450,796
Total liabilities	18,482,700	18,137,324

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2025	December 31, 2024
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 107,696 and 128,227 units outstanding at redemption value at September 30, 2025 and December 31, 2024, respectively	8,006	9,535
Noncontrolling interests:
Redeemable partnership units— 15,696,776 and 15,730,882 common units and 2,702,590 and 2,335,229 long term incentive units outstanding at redemption value at September 30, 2025 and December 31, 2024, respectively	1,400,260	1,378,573
Capital:
Boston Properties Limited Partnership partners’ capital— 1,767,998 and 1,762,411 general partner units and 156,632,416 and 156,412,584 limited partner units outstanding at September 30, 2025 and December 31, 2024, respectively	3,940,601	4,391,985
Accumulated other comprehensive loss	(14,831)	(2,072)
Total partners’ capital	3,925,770	4,389,913
Noncontrolling interests in property partnerships	1,954,777	1,933,545
Total capital	5,880,547	6,323,458
Total liabilities and capital	$25,771,513	$25,848,890

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Lease	$809,820	$799,471	$2,426,857	$2,378,616
Parking and other	35,390	34,255	100,431	101,086
Hotel	13,162	15,082	37,532	38,080
Development and management services	9,317	6,770	27,938	19,276
Direct reimbursements of payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Total revenue	871,510	859,227	2,605,182	2,549,148
Expenses
Operating
Rental	331,736	327,897	995,376	963,480
Hotel	9,628	9,833	26,558	25,687
General and administrative	36,188	33,352	130,988	127,479
Payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Transaction costs	1,431	188	2,556	890
Depreciation and amortization	234,444	221,186	674,964	656,044
Total expenses	617,248	596,105	1,842,866	1,785,670
Other income (expense)
Income (loss) from unconsolidated joint ventures	(148,329)	(7,011)	(153,792)	6,376
Gains on sales of real estate	1,932	517	20,421	517
Loss on sales-type lease	—	—	(2,490)	—
Interest and other income (loss)	7,620	14,430	23,433	39,747
Gains from investments in securities	2,400	2,198	4,635	4,785
Unrealized gain (loss) on non-real estate investments	178	94	(344)	548
Impairment losses	(65,988)	—	(65,988)	(13,615)
Loss from early extinguishment of debt	—	—	(338)	—
Interest expense	(164,299)	(163,194)	(490,526)	(474,727)
Net income (loss)	(112,224)	110,156	97,327	327,109
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,853)	(15,237)	(56,702)	(50,283)
Net income (loss) attributable to Boston Properties Limited Partnership	$(130,077)	$94,919	$40,625	$276,826
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$(0.74)	$0.54	$0.23	$1.58
Weighted average number of common units outstanding	175,901	175,446	175,842	175,369
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$(0.74)	$0.54	$0.23	$1.58
Weighted average number of common and common equivalent units outstanding	175,901	175,934	176,342	175,666
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(112,224)	$110,156	$97,327	$327,109
Other comprehensive income (loss):
Effective portion of interest rate contracts	(1,280)	(32,263)	(20,192)	(14,976)
Amortization of interest rate contracts (1)	1,677	3,077	6,450	9,518
Other comprehensive income (loss)	397	(29,186)	(13,742)	(5,458)
Comprehensive income (loss)	(111,827)	80,970	83,585	321,651
Comprehensive income attributable to noncontrolling interests	(17,997)	(15,381)	(57,134)	(50,715)
Comprehensive income (loss) attributable to Boston Properties Limited Partnership	$(129,824)	$65,589	$26,451	$270,936
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, June 30, 2025	1,768	156,598	$4,340,850	$(15,059)	$2,003,993	$6,329,784	$1,285,061
Net activity from contributions and unearned compensation	—	6	632	—	—	632	3,551
Allocated net income (loss) for the period	—	—	(117,095)	—	17,853	(99,242)	(12,982)
Distributions	—	—	(110,880)	—	—	(110,880)	(12,950)
Conversion of redeemable partnership units	—	28	876	—	—	876	(876)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(138,431)	—	—	(138,431)	138,431
Effective portion of interest rate contracts	—	—	—	(1,151)	—	(1,151)	(129)
Amortization of interest rate contracts	—	—	—	1,379	144	1,523	154
Capped call transactions premium	—	—	(35,000)	—	—	(35,000)	—
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	(43,465)	(43,604)	—
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(212)	—	1,802	1,590	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(25,550)	(25,550)	—
Equity, September 30, 2025	1,768	156,632	$3,940,601	$(14,831)	$1,954,777	$5,880,547	$1,400,260

Equity, June 30, 2024	1,762	155,336	$5,010,460	$(155)	$1,801,676	$6,811,981	$1,230,848
Net activity from contributions and unearned compensation	—	6	(1,232)	—	—	(1,232)	3,225
Allocated net income for the period	—	—	85,332	—	15,237	100,569	9,587
Distributions	—	—	(154,820)	—	—	(154,820)	(17,986)
Conversion of redeemable partnership units	—	875	30,992	—	—	30,992	(30,992)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(308,876)	—	—	(308,876)	308,876
Effective portion of interest rate contracts	—	—	—	(28,910)	—	(28,910)	(3,353)
Amortization of interest rate contracts	—	—	—	2,637	144	2,781	296
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	23,615	—	72,109	95,724	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(14,894)	(14,894)	—
Equity, September 30, 2024	1,762	156,217	$4,685,471	$(26,428)	$1,874,272	$6,533,315	$1,500,501

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2024	1,762	156,413	$4,391,985	$(2,072)	$1,933,545	$6,323,458	$1,378,573
Net activity from contributions and unearned compensation	2	79	5,383	—	—	5,383	35,276
Allocated net income for the period	—	—	36,571	—	56,702	93,273	4,054
Distributions	—	—	(421,236)	—	—	(421,236)	(49,257)
Conversion of redeemable partnership units	4	140	4,677	—	—	4,677	(4,677)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(37,706)	—	—	(37,706)	37,706
Effective portion of interest rate contracts	—	—	—	(18,176)	—	(18,176)	(2,016)
Amortization of interest rate contracts	—	—	—	5,417	432	5,849	601
Capped call transactions premium	—	—	(35,000)	—	—	(35,000)	—
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	(43,465)	(43,604)	—
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,934)	—	71,115	67,181	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(63,552)	(63,552)	—
Equity, September 30, 2025	1,768	156,632	$3,940,601	$(14,831)	$1,954,777	$5,880,547	$1,400,260

Equity, December 31, 2023	1,755	155,185	$4,973,951	$(21,147)	$1,640,704	$6,593,508	$1,347,575
Net activity from contributions and unearned compensation	5	82	4,129	—	—	4,129	31,535
Allocated net income for the period	—	—	248,230	—	50,283	298,513	28,596
Distributions	—	—	(462,684)	—	—	(462,684)	(55,692)
Conversion of redeemable partnership units	2	950	33,746	—	—	33,746	(33,746)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(182,842)	—	—	(182,842)	182,842
Effective portion of interest rate contracts	—	—	—	(13,429)	—	(13,429)	(1,547)
Amortization of interest rate contracts	—	—	—	8,148	432	8,580	938
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	70,941	—	235,206	306,147	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(52,353)	(52,353)	—
Equity, September 30, 2024	1,762	156,217	$4,685,471	$(26,428)	$1,874,272	$6,533,315	$1,500,501
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$97,327	$327,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	674,964	656,044
Impairment losses	65,988	13,615
Amortization of right of use assets - operating leases	299	1,719
Amortization of sales type lease	(749)	(738)
Non-cash compensation expense	39,563	39,552
Loss (Income) from unconsolidated joint ventures	153,792	(6,376)
Distributions of net cash flow from operations of unconsolidated joint ventures	45,450	27,332
Gains from investments in securities	(4,635)	(4,785)
Allowance for current expected credit losses	(23)	44
Non-cash portion of interest expense	24,049	25,575
Loss from early extinguishments of debt	338	—
Gains on sales of real estate	(20,421)	(517)
Loss on sales-type lease	2,490	—
Unrealized (gain) loss on non-real estate investments	344	(548)
Change in assets and liabilities:
Tenant and other receivables, net	(4,851)	23,932
Accrued rental income, net	(82,113)	(78,576)
Prepaid expenses and other assets	(71,234)	(69,706)
Right of use assets - operating lease	—	(750)
Lease liabilities - operating leases	(341)	(390)
Accounts payable and accrued expenses	42,806	7,596
Accrued interest payable	(7,962)	(12,383)
Other liabilities	(40,870)	(35,333)
Tenant leasing costs	(76,806)	(61,661)
Total adjustments	740,078	523,646
Net cash provided by operating activities	837,405	850,755
Cash flows from investing activities:
Construction in progress	(500,537)	(469,948)
Building, pre-development and other capital improvements	(171,660)	(118,411)
Tenant improvements	(243,194)	(178,835)
Proceeds from sale of real estate	21,840	517
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086
Capital contributions to unconsolidated joint ventures	(118,524)	(87,498)
Capital distributions from unconsolidated joint ventures	29,211	—
Investment in non-real estate investments	(2,060)	(1,500)
Issuance of note receivables (including related party)	(4,026)	(2,223)
Investments in securities, net	722	1,025
Net cash used in investing activities	(988,228)	(850,787)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2025	2024
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,195)	(3,461)
Proceeds from unsecured senior notes	—	849,671
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)
Proceeds from unsecured exchangeable senior notes	1,000,000	—
Borrowings on unsecured line of credit	865,000	—
Repayments of unsecured line of credit	(865,000)	—
Borrowings on unsecured term loan	700,000	—
Repayment of unsecured term loan	(700,000)	(500,000)
Payments on finance lease obligations	(10,174)	(9,250)
Borrowings on commercial paper program	5,681,892	3,554,932
Repayments on commercial paper program	(5,431,892)	(3,054,932)
Deferred financing costs	(37,145)	(10,892)
Capped call transactions premium	(35,000)	—
Net activity from equity transactions	(433)	(1,728)
Distributions	(519,720)	(517,361)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	67,179	304,323
Distributions to noncontrolling interests in property partnerships	(63,552)	(52,353)
Acquisition of noncontrolling interests in property partnerships	(43,604)	—
Net cash used in financing activities	(245,644)	(141,051)
Net decrease in cash and cash equivalents and cash held in escrows	(396,467)	(141,083)
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567
Cash and cash equivalents and cash held in escrows, end of period	$938,729	$1,471,484

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477
Cash held in escrows, beginning of period	80,314	81,090
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567

Cash and cash equivalents, end of period	$861,066	$1,420,475
Cash held in escrows, end of period	77,663	51,009
Cash and cash equivalents and cash held in escrows, end of period	$938,729	$1,471,484

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$513,887	$505,746
Interest capitalized	$35,956	$31,342

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(108,867)	$(76,653)
Change in real estate included in accounts payable and accrued expenses	$40,421	$(21,035)
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$30,631
Lease liability - finance lease reversal for re-assessment event	$—	$(38,491)
Right of use asset - finance lease reversal for re-assessment event	$—	$(28,962)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2025	2024
Non-cash contributions from noncontrolling interests in property partnerships, net	$(2,548)	$86,860
Capitalized operating lease costs	$850	$22,647
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)
Mortgage notes payable recorded upon consolidation	$—	$207,093
Mortgage note payable converted to unsecured term loan	$—	$100,000
Real estate and intangibles recorded upon consolidation	$—	$(220,015)
Real estate contributed in exchange for investment in unconsolidated joint venture	$(5,595)	$—
Investment in unconsolidated joint ventures funded by real estate contributed	$5,595	$—
Distributions declared but not paid	$123,259	$172,191
Conversions of redeemable partnership units to partners’ capital	$4,677	$33,746
Issuance of restricted securities to employees and non-employee directors	$43,658	$43,360

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at September 30, 2025, owned an approximate 89.6% (89.7% at December 31, 2024) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
Properties
At September 30, 2025, the Company owned or had joint venture interests in a portfolio of 187 commercial real estate properties (the “Properties”) aggregating approximately 54.6 million net rentable square feet of primarily office properties, including eight properties under construction/redevelopment totaling approximately 3.5 million net rentable square feet. At September 30, 2025, the Properties consisted of:
•163 office properties (including four properties under construction/redevelopment);
•14 retail properties (including one property under construction);
•nine residential properties (including three properties under construction); and
•one hotel.
2. Summary of Significant Accounting Policies
BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving securities of BXP. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income (loss).

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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified 11 entities that are VIEs as of September 30, 2025 and has determined that it is the primary beneficiary for eight of these entities as of September 30, 2025.
Consolidated Variable Interest Entities
As of September 30, 2025, BXP has identified eight consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following six in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square (formerly Times Square Tower), 601 Lexington Avenue, 300 Binney Street, Atlantic Wharf Office Building and 100 Federal Street and (ii) 290 Binney Street, which is currently under development.
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
Variable Interest Entities Not Consolidated
As of September 30, 2025, BXP has identified three unconsolidated joint venture entities that are classified as VIEs. The CAB 290 Coles Venture LLC, CAB 290 Coles Holdco LLC, and 17 Hartwell JV LLC joint ventures are VIEs because they do not have sufficient equity at risk. In addition, the Company does not consolidate the entities as it does not have the power to direct the activities that, when taken together, most significantly impact the VIEs’ performance and, therefore, the Company is not considered to be the primary beneficiary.
Exchangeable Debt
On September 29, 2025, BPLP issued $1.0 billion aggregate principal amount of 2.00% Exchangeable Senior Notes due 2030 (the “Notes”) in a private placement (see Note 6). The Company accounts for the Notes in accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options (after the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt - Debt and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Contracts in an Entity's Own Equity (“ASU 2020-06”)). The exchange feature embedded within the Notes is eligible for an exception from derivative accounting because it is indexed to BXP’s stock. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. As such, the exchange feature embedded within the Notes meets the equity classification under ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity, therefore, the exchange feature is not bifurcated.
At each reporting period, the Company calculates the effect of the Notes on its dilutive earnings per common share / common unit using the if-converted method (See Note 12). Concurrently with the pricing of the Notes, the Company entered into capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of BXP’s common stock initially underlying the Notes. Similar to the exchange feature embedded in the Notes, the Capped Call Transactions meet all the conditions for equity classification, and therefore, the related premiums paid are recorded as a reduction to stockholders' equity for BXP and partners’ capital for BPLP.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for September 30, 2025 and December 31, 2024, the financial instruments that are being valued for disclosure purposes, as well as the Level at which they are categorized as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
Unsecured commercial paper	Level 1
Investment in securities	Level 1
Unsecured senior notes (1)	Level 1
Unsecured exchangeable senior notes (1)	Level 1
Related party notes receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loans	Level 3
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
At September 30, 2025 and December 31, 2024, the Company had $750.0 million and $500.0 million, respectively, outstanding under its unsecured commercial paper program (See Note 6). Due to their short-term maturity and stated interest rates that approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at September 30, 2025 and December 31, 2024.
The Company’s non-real estate investments are shown within Prepaid Expenses and Other Assets on the Consolidated Balance Sheets and were approximately $9.4 million and $7.1 million at September 30, 2025 and December 31, 2024, respectively. The non-real estate investments utilize net asset value as the practical expedient.

Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party notes receivable, net (1)	$88,879	$87,987	$88,779	$89,213
Note receivable, net	8,898	8,515	4,947	6,187
Sales-type lease receivable, net	15,430	13,863	14,657	13,632
Total	$113,207	$110,365	$108,383	$109,032

Mortgage notes payable, net	$4,279,482	$3,971,687	$4,276,609	$3,808,095
Unsecured senior notes, net	9,803,336	9,494,698	10,645,077	10,005,606
Unsecured exchangeable senior notes, net	975,080	999,132	—	—
Unsecured line of credit	—	—	—	—
Unsecured term loans, net	796,798	796,312	798,813	799,580
Unsecured commercial paper	750,000	750,000	500,000	500,000
Total	$16,604,696	$16,011,829	$16,220,499	$15,113,281
_______________
(1)See Note 14.
During the three months ended September 30, 2025, in conjunction with the Company’s strategy to sell non-core assets, the Company evaluated its properties that were under negotiation for sale with third-parties. Based on shorter-than-expected hold periods, the Company reduced the carrying values of the properties that exceeded their fair value and recognized non-cash impairment losses (See Note 3). As a result, during the three and nine months ended September 30, 2025, BXP and BPLP recognized aggregate impairment losses of approximately $68.9 million and $66.0 million, respectively. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820, including pending offers from third-parties, as pending offers are classified as Level 3 inputs and there were no other unobservable inputs utilized in the consolidated impairment analysis.
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
The following table presents the aggregate fair value of the Company’s interest rate swaps as of September 30, 2025 and December 31, 2024 (in thousands):

Fair value	September 30, 2025	December 31, 2024
Interest rate swaps	$(8,510)	$5,252

Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow each officer and non-employee director of BXP to defer a portion of the officer’s income and the non-employee director’s compensation, respectively, on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by the plan participant. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At September 30, 2025 and December 31, 2024, the Company had maintained approximately $43.4 million and $39.4 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains of approximately $2.4 million and $2.2 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended September 30, 2025 and September 30, 2024, respectively, and approximately $4.6 million and $4.8 million during the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily due to the observable change in fair value.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Real Estate
BXP
Real estate consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Land	$5,309,234	$5,318,724
Right of use assets - finance leases	372,747	372,922
Right of use assets - operating leases	321,063	334,767
Land held for future development (1)	562,909	714,050
Buildings and improvements	17,312,118	17,149,702
Tenant improvements	4,042,562	3,866,371
Furniture, fixtures and equipment	60,353	57,136
Construction in progress	1,322,608	764,640
Total	29,303,594	28,578,312
Less: Accumulated depreciation	(8,008,908)	(7,528,057)
	$21,294,686	$21,050,255
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Land	$5,215,723	$5,224,015
Right of use assets - finance leases	372,747	372,922
Right of use assets - operating leases	321,063	334,767
Land held for future development (1)	562,909	714,050
Buildings and improvements	17,044,157	16,878,146
Tenant improvements	4,042,562	3,866,371
Furniture, fixtures and equipment	60,353	57,136
Construction in progress	1,322,608	764,640
Total	28,942,122	28,212,047
Less: Accumulated depreciation	(7,875,405)	(7,397,882)
	$21,066,717	$20,814,165
_______________
(1)Includes pre-development costs.
Development
On January 16, 2025, the Company partially placed in-service Reston Next Retail, a retail project with approximately 30,000 net rentable square feet located in Reston, Virginia.
On March 31, 2025, the Company commenced the redevelopment of 1050 Winter Street, an approximately 162,000 net rentable square foot office property located in Waltham, Massachusetts. On July 1, 2025, the property was completed and fully placed in-service.
On July 17, 2025, the Company completed and fully placed in-service Reston Next Office Phase II, an approximately 87,000 net rentable square foot property comprised of office and retail space located in Reston, Virginia.
On July 31, 2025, the Company elected to commence vertical construction of 343 Madison Avenue (See Note 9). 343 Madison is an approximately 46-story, 930,000 rentable square feet office development located in New York City, New York with direct access to Grand Central Station.
Disposition
On June 27, 2025, the Company entered into a joint venture with a third-party to redevelop, own and operate 17 Hartwell Avenue in Lexington, Massachusetts. The Company sold the land at 17 Hartwell Avenue to the joint venture for approximately $21.8 million in cash. Upon formation of the joint venture, the Company ceased accounting for the property on a consolidated basis and began accounting for the joint venture on an unconsolidated basis using the equity method of accounting, as it does not have a controlling financial or operating interest in the joint venture (See Note 5). BXP and BPLP recognized gains upon sale of the real estate of approximately $18.4 million and $18.5 million, respectively, during the nine months ended September 30, 2025, within Gains on Sales of Real Estate on the respective Consolidated Statement of Operations, as the fair value of the real estate exceeded its carrying value. 17 Hartwell Avenue contributed approximately $0.3 million of net loss to the Company for the period from January 1, 2025 through June 26, 2025, and contributed approximately $(0.1) million and $0.2 million of net income (loss) to the Company for the three and nine months ended September 30, 2024, respectively. 17 Hartwell Avenue was an approximately 30,000 net rentable square feet office property that was taken out of service during the three months ended June 30, 2024, and was held for future redevelopment. The building has been demolished.

Impairments
During the three months ended September 30, 2025, in conjunction with the Company’s strategy to sell non-core assets, the Company evaluated its properties that were under negotiation for sale with third-parties (See Note 2).
BXP
BXP recognized impairment losses of approximately $68.9 million during the three and nine months ended September 30, 2025. The impairment losses consisted of the following (in thousands):

Property	Location	Property Type	Amount
Plaza at Almaden (1)	San Jose, CA	Land	$25,515
1330 Connecticut Avenue	Washington, DC	Office	20,358
Shady Grove – Parcel 3	Rockville, MD	Land	13,913
North First Business Park	San Jose, CA	Office	9,115
			$68,901
_______________
(1)See Note 14.
BPLP
BPLP recognized impairment losses of approximately $66.0 million during the three and nine months ended September 30, 2025. The impairment losses consisted of the following (in thousands):

Property	Location	Property Type	Amount
Plaza at Almaden (1)	San Jose, CA	Land	$25,515
1330 Connecticut Avenue	Washington, DC	Office	17,460
Shady Grove – Parcel 3	Rockville, MD	Land	13,913
North First Business Park	San Jose, CA	Office	9,100
			$65,988
_______________
(1)See Note 14.
4. Leases
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and nine months ended September 30, 2025 and 2024 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Revenue	2025	2024	2025	2024
Fixed contractual payments	$658,822	$646,979	$1,986,331	$1,947,599
Variable lease payments	150,731	152,242	439,688	430,279
Sales-type lease revenue	267	250	838	738
	$809,820	$799,471	$2,426,857	$2,378,616

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2025 and December 31, 2024:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		September 30, 2025	December 31, 2024
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(23,691)	$(11,924)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(2)	29,209	29,775
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(12,435)	(11,696)
501 K Street LLC	1001 6th Street	50.00%		45,772	45,903
Podium Venture LLC	The Hub on Causeway - Podium	50.00%	(3)	55,231	42,310
Residential Tower Developer LLC	Hub50House	50.00%		33,654	42,493
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		11,849	14,271
Office Venture LLC	100 Causeway Street	50.00%	(3)	48,833	55,810
1265 Main Office JV LLC	1265 Main Street	50.00%		3,217	3,476
BNY Tower Holdings LLC	Dock 72	50.00%	(4)	(14,326)	(9,889)
CA-Colorado Center, LLC	Colorado Center	50.00%		69,015	65,000
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		47,363	48,423
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		110,581	112,771
Platform 16 Holdings LP	Platform 16	55.00%		58,076	56,265
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(5)	125,090	272,000
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%	(6)	98	27,051
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(7)	121	—
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(8)	93,988	74,592
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,702	14,844
751 Gateway Holdings LLC	751 Gateway	49.00%		118,509	99,701
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		75,376	70,673
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		19,855	18,225
CAB 290 Coles Venture LLC	290 Coles Street - Common Equity	19.46%	(9)	19,813	N/A
CAB 290 Coles Holdco LLC	290 Coles Street - Preferred Equity	—%	(9)(10)	12,014	N/A
17 Hartwell Avenue JV LLC	17 Hartwell Avenue	20.00%	(9)	7,398	N/A
				$949,312	$1,060,074
 _______________
(1)Investments with deficit balances aggregating approximately $50.5 million and $33.5 million at September 30, 2025 and December 31, 2024, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(3)In conjunction with the execution of the mortgage loan signed on September 30, 2025 (described below), Podium Venture LLC and Office Venture LLC were created for structuring purposes and did not change any of the partner rights previously held by the partners of Podium Developer LLC or Office Tower Developer LLC, respectively.
(4)This investment includes net equity balances from the amenity joint venture.
(5)During the three months ended September 30, 2025, the Company recognized an other-than-temporary impairment loss on its investment.
(6)On September 17, 2025, the joint venture completed the sale of Beach Cities Media Campus, a land parcel, located in El Segundo, California.
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
(9)This entity is a VIE (See Note 2).
(10)The Company agreed to fund up to $65.0 million of the required capital through its preferred equity investment. The Company’s preferred equity investment will earn and accrue a 13.0% internal rate of return (“IRR”) and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,781,519	$5,748,198
Other assets (2)	708,615	703,096
Total assets	$6,490,134	$6,451,294
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,186,295	$3,206,723
Other liabilities (3)	252,689	292,125
Members’/Partners’ equity	3,051,150	2,952,446
Total liabilities and members’/partners’ equity	$6,490,134	$6,451,294
Company’s share of equity	$1,365,565	$1,344,543
Basis differentials (4)	(416,253)	(284,469)
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$949,312	$1,060,074
_______________
(1)At September 30, 2025 and December 31, 2024, this amount included right of use assets - operating leases totaling approximately $18.1 million and $19.0 million, respectively.
(2)At September 30, 2025 and December 31, 2024, this amount included sales-type lease receivable, net totaling approximately $14.3 million and $14.1 million, respectively.
(3)At September 30, 2025 and December 31, 2024, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
(4)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. During the thee months ended September 30, 2025, the Company recognized an other-than-temporary impairment loss on its investment in Gateway Commons of approximately $145.1 million. During the year ended December 31, 2024, the Company recognized an other-than-temporary impairment loss on its investments in Colorado Center, Gateway Commons and Safeco Plaza of approximately $168.4 million, $126.1 million, and $46.8 million, respectively. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The Company’s basis differences include:

	September 30, 2025	December 31, 2024
Property	(in thousands)
Colorado Center	$130,440	$127,632
200 Fifth Avenue	48,864	49,656
Gateway Commons	(216,170)	(74,500)
Safeco Plaza	(73,275)	(75,576)
Dock 72	(89,347)	(92,054)
360 Park Avenue South	(111,025)	(113,265)
Platform 16	(142,666)	(142,698)
Other basis differentials	36,926	36,336
Total basis differentials	$(416,253)	$(284,469)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(5)Investments with deficit balances aggregating approximately $50.5 million and $33.5 million at September 30, 2025 and December 31, 2024, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue (1)	$128,190	$128,435	$384,309	$378,981
Expenses
Operating	56,578	53,280	165,497	148,929
Transaction costs	2	53	173	61
Depreciation and amortization	45,409	41,082	131,940	118,901
Total expenses	101,989	94,415	297,610	267,891
Other income (expense)
Loss from early extinguishment of debt	—	—	(62)	—
Interest expense	(47,202)	(45,244)	(136,738)	(132,106)
Unrealized loss on derivative instruments	(1,403)	(19,172)	(14,632)	(8,212)
Gain on sale of real estate (2)	4,762	—	4,762	—
Net loss	$(17,642)	$(30,396)	$(59,971)	$(29,228)

Company’s share of net loss (2)	$(6,613)	$(9,319)	$(20,099)	$(9,105)
Gain on sale / consolidation (3)	—	—	—	21,696
Impairment loss on investment (4)	(145,133)	—	(145,133)	—
Basis differential (2)(5)	3,417	2,308	11,440	(6,215)
Income (loss) from unconsolidated joint ventures	$(148,329)	$(7,011)	$(153,792)	$6,376
_______________
(1)Includes straight-line rent adjustments of approximately $3.7 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $12.4 million and $16.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)During the three and nine months ended September 30, 2025, the joint venture recorded a gain on sale of real estate related to the Beach Cities Media Campus. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $2.2 million, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for a basis differential.
(3)During the nine months ended September 30, 2024, the Company acquired its joint venture partner’s 50% economic interest in 901 New York Avenue.

(4)During the three and nine months ended September 30, 2025, the Company recognized an other-than-temporary impairment loss on its investment in Gateway Commons of approximately $145.1 million.
(5)Includes depreciation and amortization of approximately $(3.1) million and $3.9 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $(7.4) million and $6.8 million for the nine months ended September 30, 2025 and 2024, respectively. Includes unrealized losses on derivative instruments of approximately $0.4 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and approximately $3.9 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.

On February 27, 2025, a joint venture in which the Company has a 50% ownership interest entered into a $252.0 million mortgage loan secured by 7750 Wisconsin Avenue in Bethesda, Maryland. The loan is scheduled to mature on March 1, 2035, bears interest at a fixed rate of 5.49% per annum, and requires monthly principal and interest payments. The proceeds from the loan were used to repay the existing $252.0 million construction loan collateralized by the property. The repayment resulted in the joint venture recognizing a loss from early extinguishment of debt of approximately $0.1 million related to unamortized finance costs during the nine months ended September 30, 2025. 7750 Wisconsin Avenue is an office property with approximately 736,000 net rentable square feet.
On March 5, 2025, the Company acquired a 19.46% ownership interest in a joint venture that is developing 290 Coles Street located in Jersey City, New Jersey for a gross purchase price of approximately $20.0 million. Additionally, the Company agreed to fund up to $65.0 million of the required capital through a preferred equity investment. The Company’s preferred equity investment will earn a 13.0% IRR and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030. As of September 30, 2025, the Company has funded approximately $11.9 million of the required capital through the preferred equity investment. On March 5, 2025, the joint venture entered into a $225.0 million construction loan, which will fund construction costs after the funding of all common and preferred equity investments required by the construction loan agreement. The loan bears interest at a variable rate equal to Term SOFR plus 2.50% per annum and is scheduled to mature on March 5, 2029 with an additional one-year extension option, subject to certain conditions. When completed, 290 Coles Street is expected to be a 670-unit residential property with retail space aggregating approximately 560,000 net rentable square feet.
On June 27, 2025, the Company entered into a joint venture to redevelop, own, and operate 17 Hartwell Avenue in Lexington, Massachusetts. The third-party partner contributed approximately $23.0 million of cash, which was used by the joint venture to purchase the land at 17 Hartwell Avenue from the Company for approximately $21.8 million in cash. The Company contributed development costs of approximately $5.6 million for its 20% ownership interest in the joint venture. Additionally, on June 27, 2025, the joint venture entered into a $98.7 million construction loan. The loan bears interest at a fixed rate of 6.75% per annum and is scheduled to mature on July 10, 2030. When completed, 17 Hartwell Avenue is expected to be a 312-unit residential property with garage and retail space (See Note 3).
On August 7, 2025, a joint venture in which the Company has a 71.11% ownership interest completed and fully placed in-service 360 Park Avenue South, a 20-story office building with ground floor retail located in New York City, New York, aggregating approximately 450,000 net rentable square feet.
On August 20, 2025, two joint ventures in which the Company has a 50% ownership interest, each extended the maturity dates of their respective construction loans which were secured by the 100 Causeway Street and Hub on Causeway - Podium properties, to October 20, 2025 and October 23, 2025, respectively. Subsequently, on September 30, 2025, they entered into a new $465.0 million mortgage loan secured by the two properties. The new loan is scheduled to mature on April 9, 2031, bears interest at a weighted average fixed rate of 5.733% per annum, and requires monthly interest only payments. The proceeds from the new loan and available cash were used to repay the existing $490.0 million construction loans secured by the properties. 100 Causeway Street and Hub on Causeway - Podium are office properties with approximately 634,000 and 383,000 net rentable square feet, respectively, located in Boston, Massachusetts.
On September 17, 2025, a joint venture in which the Company has a 50% ownership interest, completed the sale of Beach Cities Media Campus, a land parcel located in El Segundo, California, for a gross sale price of approximately $56.0 million. Net cash proceeds totaled approximately $53.1 million, of which BXP received approximately $26.6 million. The joint venture recognized a gain on sale of real estate totaling approximately $4.8 million of which the Company’s share was approximately $2.2 million.

Impairment
The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances indicate that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. During the three months ended September 30, 2025, the Company evaluated key indicators related to certain investments in unconsolidated joint ventures, including strategic initiatives outlined in the Company’s September 8, 2025 Investor Day which include the sale of non-strategic assets, changes in cash flows, declining market conditions and leasing activities, continued actual and projected operating deficits and receipts and considerations of third-party joint venture property appraisals. Such evaluation of key impairment indicators resulted in the Company determining that the decline in value for the joint venture that owns Gateway Commons was other-than-temporary and therefore, the Company recorded an impairment charge of approximately $145.1 million during the three and nine months ended September 30, 2025. The Company determined the fair value of the investment was categorized within Level 3 of the fair value hierarchy as it utilized significant unobservable inputs in its assessment including broker opinions of value and discounted cash flows. The Company’s exit capitalization and discount rate ranges used to estimate fair value in its discounted cash flows models were 6.5% -7.5% and 10.0% - 11.0%, respectively.
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
Unsecured Exchangeable Senior Notes
On September 29, 2025, BPLP completed the issuance and sale of $1.0 billion aggregate principal amount of its 2.00% Exchangeable Senior Notes due 2030 in a private placement. The Notes bear interest at a rate of 2.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Notes will mature on October 1, 2030, unless earlier repurchased, exchanged or redeemed. Net proceeds after the initial offering costs were approximately $975.1 million. Interest expense related to these Notes was approximately $0.1 million for the three and nine months ended September 30, 2025, and includes debt issuance cost amortization of approximately $28,000 for both periods. Including the debt issuance cost amortization, the GAAP interest rate on these Notes is approximately 2.498%. The unamortized debt issuance costs related to these Notes were approximately $24.9 million at September 30, 2025.
Before July 1, 2030, noteholders will have the right to exchange their Notes only upon the occurrence of certain events. From and after July 1, 2030, noteholders may exchange their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date of the Notes. Exchanges will be settled in cash up to the aggregate principal amount of the Notes to be exchanged and, if applicable, cash, shares of BXP’s common stock or a combination thereof, at BPLP’s election, in respect of the remainder (if any) of BPLP’s exchange obligations in excess of the aggregate principal amount of the Notes being exchanged. The initial exchange rate is 10.8180 shares of BXP’s common stock per $1,000 principal amount of Notes, which represents an initial exchange price of approximately $92.44 per share of BXP’s common stock. The initial exchange price represents a premium of approximately 22.5% over the last reported sale price of $75.46 per share of BXP’s common stock on September 24, 2025. The exchange rate and exchange price of the Notes will be subject to adjustment upon the occurrence of certain events.
The Notes will be redeemable, in whole or in part (subject to certain limitations), for cash at BPLP’s option at any time, and from time to time, on or after October 6, 2028 and on or before the 41st scheduled trading day immediately before the maturity date of the notes, but only if the last reported sale price per share of BXP’s common stock exceeds 130% of the exchange price of the Notes for a specified period of time and certain liquidity conditions are satisfied. BPLP may also redeem the Notes, in whole or in part (subject to certain limitations), for cash at any time, and from time to time, if BXP’s Board of Directors (or a committee thereof) determines such redemption is necessary to preserve BXP’s status as a real estate investment trust. In either case, the redemption price will be equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

In conjunction with the issuance of the Notes, the Company entered into Capped Call Transactions with certain financial institutions. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of BXP’s common stock initially underlying the Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to BXP’s common stock upon any exchange of Notes and/or offset any cash payments BPLP is required to make in excess of the principal amount of exchanged Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions is initially $105.64 per share, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions will expire upon the maturity of the Notes, if not earlier exercised or terminated. A portion of the proceeds from the Notes were used to pay the premiums of the Capped Call Transactions of approximately $35.0 million, which was recorded as a reduction to stockholders' equity for BXP and partners’ capital for BPLP (See Note 2).
Unsecured Credit Facility and Unsecured Term Loans
On March 28, 2025, BPLP amended and restated its revolving credit agreement (as amended and restated, the “2025 Credit Facility”). The 2025 Credit Facility provides for aggregate borrowings of up to $2.950 billion through an unsecured revolving credit facility and an unsecured term loan facility, subject to customary conditions. Among other things, the amendment and restatement (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $2.0 billion to $2.250 billion, (2) extended the maturity date of the Revolving Facility from June 15, 2026 to March 29, 2030, and (3) added a $700.0 million unsecured term loan facility (the “Term Loan Facility”) with an initial maturity date of March 30, 2029, with two, six-month extension options, each subject to customary conditions. In addition, BPLP may increase the total commitment under the 2025 Credit Facility to a maximum commitment amount of up to $3.5 billion through increase(s) in the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase(s) and other customary conditions. In connection with the amendment and restatement, the Company recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the nine months ended September 30, 2025.
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
Based on BPLP’s September 30, 2025 credit rating, (1) for SOFR-based loans under the Revolving Facility, the per annum interest rate margin is 0.85%, (2) for SOFR-based loans under the Term Loan Facility, the per annum interest rate margin is 0.95%, (3) for Base Rate-based loans under both the Revolving Facility and Term Loan Facility, the margin is zero basis points and (4) the facility fee for commitments under the Revolving Facility is 0.20% per annum.
The 2025 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay all outstanding amounts and the cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2025 Credit Facility requires that BPLP maintain: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At September 30, 2025, BPLP was in compliance with each of these financial restrictions and requirements.
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
At September 30, 2025, BPLP did not have any outstanding balance under the Revolving Facility and had $700.0 million outstanding under the Term Loan Facility. The 2025 Credit Facility is used as a backstop for BPLP’s $750.0 million unsecured commercial paper program (the “Commercial Paper Program”) (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2025 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
On September 27, 2024, BPLP entered into a credit agreement that provides for a $100.0 million unsecured term loan facility (the “2024 Unsecured Term Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The 2024 Unsecured Term Loan had an initial maturity date of September 26, 2025 with three, one-year extension options, subject to customary conditions. On September 26, 2025, BPLP exercised its option to extend the maturity date of the 2024 Unsecured Term Loan to September 26, 2026. All other terms of the 2024 Unsecured Term Loan remain unchanged.
Unsecured Commercial Paper
On March 28, 2025, BPLP increased the amount by which it may issue unsecured commercial paper notes under the Commercial Paper Program from $500.0 million to $750.0 million. Other than the increase in the program’s maximum capacity, all other terms of the Commercial Paper Program remain unchanged. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $750.0 million with varying maturities of up to one year. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The Commercial Paper Program is backstopped by available capacity under the 2025 Credit Facility. At September 30, 2025, BPLP had an aggregate of $750.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.51% per annum and had a weighted-average maturity of 43 days from the issuance date.
7. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of September 30, 2025, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
On April 8, 2025, BPLP entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swap contracts that expired on April 1, 2025 thus continuing to reduce its exposure to the variability in future cash flows attributable to changes in the interest rates associated with its $100.0 million 2024 Unsecured Term Loan and the $200.0 million mortgage secured by the Company’s Santa Monica Business Park properties, located in Santa Monica, California. The interest rate swap was entered into to fix Daily Simple SOFR, the reference rate for the 2024 Unsecured Term Loan and mortgage, at a fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025, the effective date, and ending on April 6, 2026. For the three months ended September 30, 2025 and the period from April 7, 2025 through September 30, 2025, the Company recognized approximately $(0.5) million and $(1.0) million, respectively, of interest expense related to this interest rate swap contract.

BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not have any undesignated hedges during the three and nine months ended September 30, 2025.
BPLP’s derivative contracts consisted of the following at September 30, 2025 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Other liabilities	$(8,709)
Interest Rate Swaps	300,000	April 7, 2025	April 6, 2026	3.678%	—	3.678%	Prepaid expenses and other assets	199
	$900,000							$(8,510)
The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss) (1)	$(1,280)	$(32,263)	$(20,192)	$(14,976)
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$1,677	$3,077	$6,450	$9,518
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
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
The Company had letter of credit and performance obligations related to lender and development requirements that totaled approximately $23.5 million at September 30, 2025.
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
In connection with the sale of Metropolitan Square, an approximately 657,000 square foot office building in Washington, DC in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as-needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of September 30, 2025, the Company has funded approximately $9.0 million under the mezzanine loan.
Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
In addition, the Company is subject to the following legal proceedings:
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
On May 16, 2024, Brammer’s motion for a preliminary injunction was denied by the trial court. Brammer subsequently appealed that decision, electing pursuant to Massachusetts civil procedure rules to petition for appeals to both a single justice of the Massachusetts Appeals Court and to a full appellate panel. On July 16, 2024, the single justice assigned to the appeal issued an order declining to rule on the substance of the appeal petition, deferring instead to the full appellate panel. On August 12, 2025, the clerk of the Massachusetts Appeals Court completed the procedural steps that were necessary in order for Brammer’s appeal to be heard before the full appellate panel. The parties are now proceeding through the briefing process, with a hearing likely to take place sometime in the first quarter of 2026. The remainder of the case continues to proceed in the trial court on the standard litigation timeline.
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
The Company is a named defendant in an alleged collective and class action wage and hour lawsuit filed on behalf of certain individuals who provided off-duty, uniformed security services at the Company’s buildings in New York City pursuant to the New York Police Department’s Paid Detail Program. In addition to the Company, the plaintiffs also named as defendants more than ninety (90) other entities and institutions in the city. The plaintiffs filed the lawsuit in the United States District Court for the Southern District of New York on January 24, 2025, and brought the claims under the Fair Labor Standards Act, the New York Labor Law and the Freelance Isn’t Free Act. The plaintiffs subsequently amended the complaint on February 7, 2025 and on February 24, 2025. The plaintiffs have advised the defendants and the court that they intend to file a motion for leave to file a Third Amended Complaint. The deadline for plaintiffs to file that motion is December 15, 2025. Each of the complaints filed to date alleges that the plaintiffs were not paid certain wages owed to them or were not paid in a timely manner and that the plaintiffs did not receive certain wage payment notices and wage statements required by law. The Company has not yet filed a responsive pleading as no responsive pleading is yet due, and discovery has not yet commenced. As a result, the Company is unable to estimate a range of loss for which losses are reasonably possible. Although the Company believes it has meritorious defenses to the claims and intends to defend against them vigorously, there can be no assurance that the Company will prevail in the lawsuit.
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2025, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2023 MYLTIP Units	2024 MYLTIP Units	2025 MYLTIP Units
15,696,776	2,702,590	322,053	330,479	354,940
__________
(1)Includes 655,534 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2022 (i.e., 2012 OPP and 2013 - 2022 MYLTIP awards).
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2025, 143,823 OP Units were presented by the holders for redemption (including an aggregate of 37,944 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At September 30, 2025, BPLP had outstanding the 2023 - 2025 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2023 - 2025 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of Common Stock equal to the number of 2023 - 2025 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2023 - 2025 MYLTIP Units.
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
The following table presents BPLP’s distributions on the OP Units and LTIP Units and MYLTIP Units paid or declared in 2025 and during the nine months ended September 30, 2024:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2025	October 31, 2025	$0.70	$0.070
June 30, 2025	July 31, 2025	$0.98	$0.098
March 31, 2025	April 30, 2025	$0.98	$0.098
December 31, 2024	January 30, 2025	$0.98	$0.098
September 30, 2024	October 31, 2024	$0.98	$0.098
June 28, 2024	July 31, 2024	$0.98	$0.098
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. Based on the last reported price of a share of Common Stock on the New York Stock Exchange of $74.34 per share on September 30, 2025, the value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2022 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2025 was approximately $1.4 billion.

Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $2.0 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On August 27, 2025, the Company acquired its partner’s 45% ownership interest in the consolidated entity that is developing the 343 Madison Avenue project located in New York City, New York for approximately $43.5 million of cash. The acquisition price is equal to the partner’s aggregate unreturned capital contributions to the joint venture and as a result there was no gain on sale recognized in stockholders’ equity for BXP or partners’ capital for BPLP other than transaction costs. Prior to the acquisition, the Company had a 55% ownership interest in the joint venture (See Note 3).
10. Stockholders’ Equity / Partners’ Capital
As of September 30, 2025, BXP had 158,400,414 shares of Common Stock outstanding.
As of September 30, 2025, BXP owned 1,767,998 general partnership units and 156,632,416 limited partnership units in BPLP.
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
During the nine months ended September 30, 2025, BXP issued 143,823 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2025 and during the nine months ended September 30, 2024:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 30, 2025	October 31, 2025	$0.70	$0.70
June 30, 2025	July 31, 2025	$0.98	$0.98
March 31, 2025	April 30, 2025	$0.98	$0.98
December 31, 2024	January 30, 2025	$0.98	$0.98
September 30, 2024	October 31, 2024	$0.98	$0.98
June 28, 2024	July 31, 2024	$0.98	$0.98
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98
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
Asset information by segment is not reported because the Company and the CODMs are not provided with the segment asset information and therefore do not use this measure to assess performance or allocate resources. Asset values for the Company’s properties are reported in the Consolidated Balance Sheets at historical cost, which may not reflect current market values. Therefore, depreciation and amortization expense is not allocated among segments. The following are not included in the Company’s share of NOI as they are not necessarily linked to the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level: development and management services revenue, direct reimbursements of payroll and related costs from management services contracts, income (loss) from unconsolidated joint ventures, gains on sales of real estate, interest and other income (loss), gains from investments in securities, unrealized gain (loss) on non-real estate investments, corporate general and administrative expense, payroll and related costs from management services contracts, transaction costs, depreciation and amortization expense, loss on sales-type lease, impairment losses, loss from early extinguishment of debt, interest expense and net (income) loss attributable to noncontrolling interests. The Company’s share of NOI presented may not be comparable to what is reported by other REITs or real estate companies that define NOI differently.
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

The following tables present reconciliations of Company’s share of NOI to Net Income (Loss) Attributable to BXP, Inc. and Net Income (Loss) Attributable to Boston Properties Limited Partnership for the three and nine months ended September 30, 2025 and 2024.
BXP

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Company’s share of NOI	$496,179	$498,510	$1,484,504	$1,489,103
Add:
Development and management services revenue	9,317	6,770	27,938	19,276
Direct reimbursements of payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Income (loss) from unconsolidated joint ventures	(148,329)	(7,011)	(153,792)	6,376
Gains on sales of real estate	1,932	517	20,322	517
Interest and other income (loss)	7,620	14,430	23,433	39,747
Gains from investments in securities	2,400	2,198	4,635	4,785
Unrealized gain (loss) on non-real estate investments	178	94	(344)	548
Net operating income attributable to noncontrolling interests in property partnerships	51,504	44,487	152,768	138,448
Less:
General and administrative expense	36,188	33,352	130,988	127,479
Payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Transaction costs	1,431	188	2,556	890
Depreciation and amortization expense	236,147	222,890	680,073	661,148
Loss on sales-type lease	—	—	2,490	—
Net operating income from unconsolidated joint ventures	30,675	31,919	94,386	98,936
Impairment losses	68,901	—	68,901	13,615
Loss from early extinguishment of debt	—	—	338	—
Interest expense	164,299	163,194	490,526	474,727
Net income (loss)	(116,840)	108,452	89,206	322,005
Less:
Noncontrolling interests in property partnerships	17,853	15,237	56,702	50,283
Noncontrolling interest—common units of the Operating Partnership	(12,981)	9,587	4,054	28,596
Net income (loss) attributable to BXP, Inc.	$(121,712)	$83,628	$28,450	$243,126

BPLP

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Company’s share of NOI	$496,179	$498,510	$1,484,504	$1,489,103
Add:
Development and management services revenue	9,317	6,770	27,938	19,276
Direct reimbursements of payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Income (loss) from unconsolidated joint ventures	(148,329)	(7,011)	(153,792)	6,376
Gains on sales of real estate	1,932	517	20,421	517
Interest and other income (loss)	7,620	14,430	23,433	39,747
Gains from investments in securities	2,400	2,198	4,635	4,785
Unrealized gain (loss) on non-real estate investments	178	94	(344)	548
Net operating income attributable to noncontrolling interests in property partnerships	51,504	44,487	152,768	138,448
Less:
General and administrative expense	36,188	33,352	130,988	127,479
Payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Transaction costs	1,431	188	2,556	890
Depreciation and amortization expense	234,444	221,186	674,964	656,044
Loss on sales-type lease	—	—	2,490	—
Net operating income from unconsolidated joint ventures	30,675	31,919	94,386	98,936
Impairment losses	65,988	—	65,988	13,615
Loss from early extinguishment of debt	—	—	338	—
Interest expense	164,299	163,194	490,526	474,727
Net income (loss)	(112,224)	110,156	97,327	327,109
Less:
Noncontrolling interests in property partnerships	17,853	15,237	56,702	50,283
Net income (loss) attributable to Boston Properties Limited Partnership	$(130,077)	$94,919	$40,625	$276,826
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$871,510	$859,227	$2,605,182	$2,549,148
Less:
Development and management services	9,317	6,770	27,938	19,276
Direct reimbursements of payroll and related costs from management services contracts	3,821	3,649	12,424	12,090
Total rental revenue	$858,372	$848,808	$2,564,820	$2,517,782

The following tables present the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands).
For the three months ended September 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$302,589	$17,735	$263,212	$127,441	$14,394	$106,994	$832,365
Residential	4,633	—	—	3,316	—	4,896	12,845
Hotel	13,162	—	—	—	—	—	13,162
Total	320,384	17,735	263,212	130,757	14,394	111,890	858,372
% of Grand Totals	37.32%	2.07%	30.66%	15.23%	1.68%	13.04%	100.00%
Rental Expenses:
Office	113,087	1,613	113,951	53,077	3,304	40,609	325,641
Residential	1,943	—	—	1,982	—	2,170	6,095
Hotel	9,628	—	—	—	—	—	9,628
Total	124,658	1,613	113,951	55,059	3,304	42,779	341,364
% of Grand Totals	36.52%	0.47%	33.38%	16.13%	0.97%	12.53%	100.00%
Net operating income	$195,726	$16,122	$149,261	$75,698	$11,090	$69,111	$517,008
% of Grand Totals	37.85%	3.12%	28.87%	14.64%	2.15%	13.37%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(16,574)	—	(34,930)	—	—	—	(51,504)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,903	6,876	1,423	4,146	2,545	6,782	30,675
Company’s share of net operating income	$188,055	$22,998	$115,754	$79,844	$13,635	$75,893	$496,179
% of Grand Totals	37.89%	4.64%	23.33%	16.09%	2.75%	15.30%	100.00%

For the three months ended September 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$300,613	$18,661	$258,295	$128,929	$10,821	$104,290	$821,609
Residential	4,219	—	—	3,152	—	4,746	12,117
Hotel	15,082	—	—	—	—	—	15,082
Total	319,914	18,661	258,295	132,081	10,821	109,036	848,808
% of Grand Totals	37.69%	2.20%	30.43%	15.56%	1.27%	12.85%	100.00%
Rental Expenses:
Office	107,876	7,344	111,419	52,410	3,382	39,478	321,909
Residential	1,621	—	—	2,346	—	2,021	5,988
Hotel	9,833	—	—	—	—	—	9,833
Total	119,330	7,344	111,419	54,756	3,382	41,499	337,730
% of Grand Totals	35.34%	2.17%	32.99%	16.21%	1.00%	12.29%	100.00%
Net operating income	$200,584	$11,317	$146,876	$77,325	$7,439	$67,537	$511,078
% of Grand Totals	39.25%	2.21%	28.74%	15.13%	1.46%	13.21%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,823)	—	(33,664)	—	—	—	(44,487)
Add: Company’s share of net operating income from unconsolidated joint ventures	9,099	6,835	3,472	4,285	1,899	6,329	31,919
Company’s share of net operating income	$198,860	$18,152	$116,684	$81,610	$9,338	$73,866	$498,510
% of Grand Totals	39.89%	3.64%	23.41%	16.37%	1.87%	14.82%	100.00%

For the nine months ended September 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$911,700	$52,516	$790,726	$378,629	$38,497	$317,495	$2,489,563
Residential	13,162	—	—	10,174	—	14,389	37,725
Hotel	37,532	—	—	—	—	—	37,532
Total	962,394	52,516	790,726	388,803	38,497	331,884	2,564,820
% of Grand Totals	37.52%	2.05%	30.83%	15.16%	1.50%	12.94%	100.00%
Rental Expenses:
Office	341,207	15,059	338,588	151,261	9,286	121,405	976,806
Residential	5,424	—	—	6,926	—	6,220	18,570
Hotel	26,558	—	—	—	—	—	26,558
Total	373,189	15,059	338,588	158,187	9,286	127,625	1,021,934
% of Grand Totals	36.52%	1.47%	33.13%	15.48%	0.91%	12.49%	100.00%
Net operating income	$589,205	$37,457	$452,138	$230,616	$29,211	$204,259	$1,542,886
% of Grand Totals	38.19%	2.43%	29.30%	14.95%	1.89%	13.24%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(47,603)	—	(105,165)	—	—	—	(152,768)
Add: Company’s share of net operating income from unconsolidated joint ventures	26,424	21,281	6,447	12,925	7,079	20,230	94,386
Company’s share of net operating income	$568,026	$58,738	$353,420	$243,541	$36,290	$224,489	$1,484,504
% of Grand Totals	38.26%	3.96%	23.81%	16.41%	2.44%	15.12%	100.00%

For the nine months ended September 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$866,431	$57,534	$780,909	$393,252	$32,251	$312,298	$2,442,675
Residential	12,687	—	—	10,428	—	13,912	37,027
Hotel	38,080	—	—	—	—	—	38,080
Total	917,198	57,534	780,909	403,680	32,251	326,210	2,517,782
% of Grand Totals	36.42%	2.29%	31.02%	16.03%	1.28%	12.96%	100.00%
Rental Expenses:
Office	321,955	20,678	327,376	148,020	9,753	118,285	946,067
Residential	4,757	—	—	6,733	—	5,923	17,413
Hotel	25,687	—	—	—	—	—	25,687
Total	352,399	20,678	327,376	154,753	9,753	124,208	989,167
% of Grand Totals	35.62%	2.09%	33.10%	15.64%	0.99%	12.56%	100.00%
Net operating income	$564,799	$36,856	$453,533	$248,927	$22,498	$202,002	$1,528,615
% of Grand Totals	36.96%	2.41%	29.67%	16.28%	1.47%	13.21%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(32,803)	—	(105,645)	—	—	—	(138,448)
Add: Company’s share of net operating income from unconsolidated joint ventures	26,547	21,118	12,614	13,850	5,713	19,094	98,936
Company’s share of net operating income	$558,543	$57,974	$360,502	$262,777	$28,211	$221,096	$1,489,103
% of Grand Totals	37.51%	3.89%	24.21%	17.65%	1.89%	14.85%	100.00%

12. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income (loss) attributable to BXP, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income (loss) attributable to BXP, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units required, and the 2023 - 2025 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock (See Note 2), and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended September 30, 2025
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income (loss) attributable to BXP, Inc.	$(121,712)	158,345	$(0.77)
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Diluted Earnings:
Net income (loss) attributable to BXP, Inc.	$(121,712)	158,345	$(0.77)

	Three months ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$83,628	157,725	$0.53
Effect of Dilutive Securities:
Stock Based Compensation	—	488	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$83,628	158,213	$0.53

	Nine months ended September 30, 2025
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$28,450	158,287	$0.18
Effect of Dilutive Securities:
Stock Based Compensation	—	500	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$28,450	158,787	$0.18

	Nine months ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$243,126	157,250	$1.55
Effect of Dilutive Securities:
Stock Based Compensation	—	297	(0.01)
Diluted Earnings:
Net income attributable to BXP, Inc.	$243,126	157,547	$1.54

BPLP
The following table provides a reconciliation of both the net income (loss) attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income (loss) attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units required, and the 2023 - 2025 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units (See Note 2) and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,556,000 and 17,721,000 redeemable common units for the three months ended September 30, 2025 and 2024, respectively, and 17,555,000 and 18,119,000 redeemable common units for the nine months ended September 30, 2025 and 2024, respectively.

	Three months ended September 30, 2025
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income (loss) attributable to Boston Properties Limited Partnership	$(130,077)	175,901	$(0.74)
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Diluted Earnings:
Net income (loss) attributable to Boston Properties Limited Partnership	$(130,077)	175,901	$(0.74)

	Three months ended September 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$94,919	175,446	$0.54
Effect of Dilutive Securities:
Stock Based Compensation	—	488	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$94,919	175,934	$0.54

	Nine months ended September 30, 2025
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$40,625	175,842	$0.23
Effect of Dilutive Securities:
Stock Based Compensation	—	500	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$40,625	176,342	$0.23

	Nine months ended September 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$276,826	175,369	$1.58
Effect of Dilutive Securities:
Stock Based Compensation	—	297	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$276,826	175,666	$1.58
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
During the nine months ended September 30, 2025, BXP issued 55,571 shares of restricted common stock and BPLP issued 406,646 LTIP Units and 354,940 2025 MYLTIP Units to employees, the life sciences advisory board members and non-employee directors under the 2021 Plan. The grantees paid $0.25 per LTIP Unit and 2025 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the nine months ended September 30, 2025 were valued at approximately $4.0 million. The LTIP Units granted were valued at approximately $27.0 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2025 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $4.4 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $39.0 million and $38.5 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, there was (1) an aggregate of approximately $24.3 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $0.7 million of unrecognized compensation expense related to unvested 2023 - 2025 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.3 years.
14. Subsequent Events
On October 8, 2025, a joint venture in which the Company has a 50% ownership interest repaid the construction loan collateralized by its Dock 72 property. At the time of the repayment, the loan had an outstanding principal balance of approximately $198.4 million, bore interest at a variable rate equal to SOFR plus 2.50% per annum and was scheduled to mature on December 18, 2025. The repayment was completed with available cash and proceeds from capital contributions. Dock 72 is an office building with approximately 669,000 net rentable square feet located in Brooklyn, New York.
On October 17, 2025, the Company completed the sale of Plaza at Almaden, a land parcel located in San Jose, California for a gross sale price of approximately $13.5 million. Net proceeds totaled approximately $12.7 million (See Note 3).
On October 17, 2025, a joint venture in which the Company has a 25% ownership interest refinanced the mortgage loan secured by its 3 Hudson Boulevard property located in New York City, New York. The new loan consists of a (1) senior loan provided by a third-party lender with a principal amount of $108.0 million that bears interest at a variable rate equal to Term SOFR plus 5.25% per annum and (2) mezzanine loan provided by the Company with a maximum commitment of $50.0 million that bears interest at a variable rate equal to Term SOFR plus 7.25% per annum. As of the closing, the Company had funded approximately $17.6 million of the mezzanine loan. The senior loan and mezzanine loan are interest-only, mature on November 9, 2027 and have a one-year extension option, subject to certain conditions. The previous mortgage loan (1) had an outstanding principal balance of $80.0 million and approximately $51.4 million of unpaid accrued interest (including default interest), (2) matured on August 7, 2024 and was in maturity default and (3) bore interest at a variable rate equal to Term SOFR plus 3.61% per annum plus a default rate equal to an additional 4.0% per annum. The Company provided the previous mortgage financing to the joint venture and elected to waive the unpaid accrued default interest of approximately $5.8 million. The Company determined it was not reasonably probable that it would collect the default interest and therefore had been reserving for it within Interest and Other Income (Loss) on its Consolidated Balance Sheets. The previous loan has been reflected as a Related Party Note Receivable on the Company’s Consolidated Balance Sheets.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the following risks and uncertainties, among others:
•volatile or adverse economic, capital markets and political conditions, including continued inflation, elevated interest rates, supply chain disruptions, policy changes related to tariffs and prolonged government shutdowns or disruptions, which may directly or indirectly impact us, our current clients and our prospective clients, including their demand for office space, and the costs and availability of construction materials and the economic returns on our construction and development activities;
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of September 30, 2025) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
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
We believe our key competitive advantages are our commitments to the office asset class and to our clients as many competitors have divested from the sector, a strong balance sheet with access to capital in the secured and unsecured debt markets and the private and public equity markets, and one of the highest quality portfolios of premier workplaces in the U.S. assembled over several decades of intentional development, acquisitions and dispositions. Clients and their advisors are increasingly focused on building owners with these attributes, a factor that distinguishes BXP among its competitors.
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers and to focus on executing long-term leases with financially strong clients that are diverse across market sectors. We believe this strategy provides a competitive advantage as our clients are interested in leasing space in vibrant, amenitized and accessible premier workplaces. This interest has accelerated the flight to quality in the office market. Over the past several years, BXP’s experience and performance has diverged from the larger market and media sentiment, as premier workplaces have outperformed the broader office market consistently and substantially in both rental rates achieved and occupancy. We believe this divergence validates our strategy and differentiates BXP from other office companies.
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 89% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of September 30, 2025, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of September 30, 2025, our CBD assets are 89.3% occupied and 92.0% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
As of September 30, 2025, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.8 years, and (2) our 20 largest clients, based on square feet, was approximately 10.0 years. Through year-end 2027, we have historically low exposure to contractual lease expirations with approximately 8.7% of our share of the square footage of our in-service portfolio expiring (at our share).
During the third quarter of 2025, BXP continued to execute on the multi-year action plan introduced at our recent Investor Day held on September 8, 2025. The action plan focuses on growing Funds From Operations (“FFO”) per share, funding development activity, and reducing our leverage. Our progress reflects steady advancement across each of these key priorities.
Growth in FFO per share depends in large part on the success of our leasing activity. Leasing momentum remained strong during the third quarter of 2025, as we signed leases for more than 1.5 million square feet during the quarter — or 39% greater than the third quarter of 2024 — driven by healthy corporate fundamentals and continued improvement in office utilization, particularly in our East Coast markets.
We are also making significant progress in raising capital to fund our development activity while reducing our leverage. Our plan contemplates generating approximately $1.9 billion of estimated net proceeds from the sales of 27 land, residential assets and non-strategic office assets by the end of 2027. There can be no assurance that we will complete any of these transactions on the terms and schedules currently contemplated or at all.
Consistent with our strategy to concentrate the portfolio in premier workplace assets in the CBDs of our gateway markets, we launched new developments at 343 Madison Avenue in New York City and 725 12th Street in Washington, D.C., while monetizing primarily suburban assets. Our development pipeline remains a key contributor to long-term growth, with eight active projects totaling approximately 3.5 million square feet and approximately $3.9 billion of BXP investment (at our share). Collectively, these initiatives underscore our disciplined approach to enhancing portfolio quality, strengthening the balance sheet, and positioning BXP for sustainable FFO growth over the next several years.

Outlook
BXP’s leasing activity remains healthy and active across many of our core submarkets, supported by improving corporate sentiment and a continued rebound in office utilization. While conditions vary by region, we are encouraged by the breadth and depth of client demand in our premier assets, particularly in our East Coast markets.
Additionally, new construction of office space has slowed significantly, contributing to occupancy and rent growth in many submarkets in which we operate. Debt and equity investors are becoming constructive on the office sector resulting in more availability of capital at better pricing.
We remain focused on leveraging these positive trends by actively engaging with clients, deploying capital prudently, and positioning our portfolio to meet evolving demand for best-in-class, highly amenitized, and sustainable office environments.
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
In the third quarter of 2025, we executed 79 leases totaling more than 1.5 million square feet and having a weighted-average lease term of approximately 7.9 years. This leasing volume represents our strongest third quarter since 2019, and a 39% increase from the third quarter of 2024.
At September 30, 2025, our total portfolio occupancy for the third quarter was 86.0%, a decrease of 40 basis points from the second quarter of 2025. As previously communicated, the addition of the 360 Park Avenue South, 1050 Winter Street and Reston Next Office Phase II developments to the in-service portfolio decreased the third quarter occupancy rate because each property has leases for which revenue recognition has not commenced in accordance with GAAP. Excluding the impact of placing these three properties in-service, total portfolio occupancy increased 20 basis points from the second quarter of 2025 to 86.6%.
Our portfolio percentage leased for the third quarter was 88.8% (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP). Excluding the impact of placing the three development properties in-service, the leased percentage increased by 10 basis points from the second quarter of 2025 to 89.2%.
An overview of the leasing activity in each of our regions for the three months ended September 30, 2025 is set forth in the table below. Amounts shown are in square feet, except for percentages, and include 100% of the unconsolidated joint venture properties.

		Leases commenced (1)
Region	Leases executed (2)	Total	Second generation space vacant < 1 Year	Change in second generation cash rents, net (3)	Occupancy	Leased (4)
Boston	397,854	482,632	146,875	3.19%	89.7%	91.6%
Los Angeles	4,705	10,709	1,285	(41.02)%	86.7%	87.1%
New York	794,741	238,839	135,547	8.11%	82.8%	88.3%
San Francisco	133,551	176,055	113,890	(24.57)%	77.8%	79.7%
Seattle	54,100	36,329	—	—%	82.6%	85.1%
Washington, DC	139,247	212,091	130,737	(11.78)%	91.3%	93.4%
Total / Weighted Average	1,524,198	1,156,655	528,334	(7.13)%	86.0%	88.8%
__________________
(1)Represents space with signed leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended September 30, 2025.
(2)Represents leases executed during the three months ended September 30, 2025 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed during the three months ended September 30, 2025 for which we recognized lease revenue in the three months ended September 30, 2025 is 332,570.
(3)Represents the increase (decrease) in net rent (gross rent less operating expenses) on the new versus expired leases on the 528,334 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended September 30, 2025.
(4)Represents signed leases for which lease revenue recognition has commenced in accordance with GAAP and signed leases for vacant space with future commencement dates.
The table below details the vacancy and leasing activity in our portfolio, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	(Square Feet)
Vacant space available at the beginning of the period	6,559,755	6,122,074
Vacant space from property dispositions/properties taken out of service (1)	(23,633)	(486,313)
Vacant space from properties placed (and partially placed) in-service (2)	535,011	590,615
Leases expiring or terminated during the period	977,209	3,680,532
Total space available for lease	8,048,342	9,906,908
1st generation leases	198,797	289,050
2nd generation leases with new clients	688,867	1,725,910
2nd generation lease renewals	268,991	1,000,261
Total space leased (3)	1,156,655	3,015,221
Vacant space available for lease at the end of the period	6,891,687	6,891,687

Second generation leasing information: (4)
Leases commencing during the period, in square feet	957,858	2,726,171
Weighted Average Lease Term	96 Months	80 Months
Weighted Average Free Rent Period	215 Days	174 Days
Total Transaction Costs Per Square Foot (5)	$77.47	$78.92
Increase (Decrease) in Gross Rents (6)	(4.48)%	(3.38)%
Increase (Decrease) in Net Rents (7)	(7.13)%	(5.38)%
 __________________
(1)Total square feet from properties taken out of service during the three months ended September 30, 2025 consists of 23,633 square feet at 200 Clarendon Street. Total square feet from properties taken out of service during the nine months ended September 30, 2025 consists of 201,634 square feet at Reservoir Place, 261,046 square feet at Reston Corporate Center and 23,633 square feet at 200 Clarendon Street.
(2)Total square feet from properties placed (and partially placed) in-service during the three months ended September 30, 2025 consists of 345,570 square feet at 360 Park Avenue South, 106,670 square feet at 1050 Winter Street and 82,771 square feet at Reston Next Office Phase II. Total square feet from properties placed (and partially placed) in-service during the nine months ended September 30, 2025 consists of 345,570 square feet at 360 Park Avenue South, 162,274 square feet at 1050 Winter Street and 82,771 square feet at Reston Next Office Phase II.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2025.
(4)Second generation leases are defined as leases for space that we have previously leased. Of the 957,858 and 2,726,171 square feet of second generation leases that commenced revenue recognition during the three and nine months ended September 30, 2025, respectively, leases for 625,288 and 2,122,899 square feet, respectively, were signed in prior periods.
(5)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(6)Represents the increase (decrease) in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 528,334 and 1,554,454 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2025, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(7)Represents the increase (decrease) in net rent (gross rent less operating expenses) on the new versus expired leases on the 528,334 and 1,554,454 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2025, respectively.
Investment Activity
In the third quarter of 2025, we completed and fully placed in-service three development projects:
•1050 Winter Street, an approximately 162,000 net rentable square foot office building located in Waltham, Massachusetts. The project is 100% leased.
•Reston Next Office Phase II, an approximately 87,000 net rentable square foot boutique premier workplace located in Reston, Virginia. The project is 92% leased.
•360 Park Avenue South, an approximately 450,000 net rentable square foot premier workplace located in New York City, New York. The project is 38% leased.
In addition, we commenced full vertical construction of 343 Madison Avenue in New York City, New York. 343 Madison Avenue will be a highly amenitized, sustainably designed, 46-story, 930,000 square foot premier workplace located on one of the best office development sites in Manhattan with direct access to Grand Central Station. We signed a letter of intent with a prospective client to lease approximately 274,000 square feet, or 30% of the building’s square footage. We are in active discussions with other prospective clients, underscoring the continued strong demand for the future premier workplace. We believe 343 Madison represents a strong and significant value creation opportunity for shareholders.
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
Results of Operations
At September 30, 2025 and 2024, we owned or had joint venture interests in a portfolio of 187 and 184 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and nine months ended September 30, 2025 and 2024 shows separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net (income) loss attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment losses, loss on sales-type lease, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investments, gains from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Gains on sales of real estate, impairments and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of limited partnership interest of BPLP (“OP Units”). This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties. For additional information see the Explanatory Note that immediately follows the cover page of this Quarterly Report on Form 10-Q.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership decreased by approximately $214.7 million and $236.2 million, respectively, for the nine months ended September 30, 2025 compared to 2024, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the nine months ended September 30, 2025 and 2024. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 55.

BXP

	Nine months ended September 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$28,450	$243,126	$(214,676)	(88.30)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	4,054	28,596	(24,542)	(85.82)%
Noncontrolling interests in property partnerships	56,702	50,283	6,419	12.77%
Net Income	89,206	322,005	(232,799)	(72.30)%
Other Expenses:
Add:
Interest expense	490,526	474,727	15,799	3.33%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment losses	68,901	13,615	55,286	406.07%
Loss on sales-type lease	2,490	—	2,490	100.00%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(344)	548	(892)	(162.77)%
Gains from investments in securities	4,635	4,785	(150)	(3.13)%
Interest and other income (loss)	23,433	39,747	(16,314)	(41.04)%
Gains on sales of real estate	20,322	517	19,805	3,830.75%
Income (loss) from unconsolidated joint ventures	(153,792)	6,376	(160,168)	(2,512.05)%
Other Expenses:
Add:
Depreciation and amortization expense	680,073	661,148	18,925	2.86%
Transaction costs	2,556	890	1,666	187.19%
Payroll and related costs from management services contracts	12,424	12,090	334	2.76%
General and administrative expense	130,988	127,479	3,509	2.75%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,424	12,090	334	2.76%
Development and management services revenue	27,938	19,276	8,662	44.94%
Net Operating Income (“NOI”)	$1,542,886	$1,528,615	$14,271	0.93%

BPLP

	Nine months ended September 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$40,625	$276,826	$(236,201)	(85.32)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	56,702	50,283	6,419	12.77%
Net Income	97,327	327,109	(229,782)	(70.25)%
Other Expenses:
Add:
Interest expense	490,526	474,727	15,799	3.33%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment losses	65,988	13,615	52,373	384.67%
Loss on sales-type lease	2,490	—	2,490	100.00%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(344)	548	(892)	(162.77)%
Gains from investments in securities	4,635	4,785	(150)	(3.13)%
Interest and other income (loss)	23,433	39,747	(16,314)	(41.04)%
Gains on sales of real estate	20,421	517	19,904	3,849.90%
Income (loss) from unconsolidated joint ventures	(153,792)	6,376	(160,168)	(2,512.05)%
Other Expenses:
Add:
Depreciation and amortization expense	674,964	656,044	18,920	2.88%
Transaction costs	2,556	890	1,666	187.19%
Payroll and related costs from management services contracts	12,424	12,090	334	2.76%
General and administrative expense	130,988	127,479	3,509	2.75%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,424	12,090	334	2.76%
Development and management services revenue	27,938	19,276	8,662	44.94%
Net Operating Income (“NOI”)	$1,542,886	$1,528,615	$14,271	0.93%
Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 148 properties totaling approximately 41.4 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2024 and owned and in service through September 30, 2025. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2024 or disposed of on or prior to September 30, 2025. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2025 and 2024 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2025	2024	Increase/ (Decrease)	% Change	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,302,693	$2,268,039	$34,654	1.53%	$23,792	$23,651	$55,046	$15,189	$6,412	$20,536	$(4)	$604	$2,387,939	$2,328,019	$59,920	2.57%
Termination Income	2,396	7,874	(5,478)	(69.57)%	—	—	—	—	—	7,085	—	—	2,396	14,959	(12,563)	(83.98)%
Lease Revenue	2,305,089	2,275,913	29,176	1.28%	23,792	23,651	55,046	15,189	6,412	27,621	(4)	604	2,390,335	2,342,978	47,357	2.02%
Parking and Other	98,126	97,512	614	0.63%	1,163	937	12	101	(73)	1,147	—	—	99,228	99,697	(469)	(0.47)%
Total Rental Revenue (1)	2,403,215	2,373,425	29,790	1.26%	24,955	24,588	55,058	15,290	6,339	28,768	(4)	604	2,489,563	2,442,675	46,888	1.92%
Real Estate Operating Expenses	942,687	917,020	25,667	2.80%	9,763	9,157	13,551	6,543	10,590	13,024	215	323	976,806	946,067	30,739	3.25%
Net Operating Income (Loss), Excluding Residential and Hotel	1,460,528	1,456,405	4,123	0.28%	15,192	15,431	41,507	8,747	(4,251)	15,744	(219)	281	1,512,757	1,496,608	16,149	1.08%
Residential Net Operating Income (2)	19,155	19,614	(459)	(2.34)%	—	—	—	—	—	—	—	—	19,155	19,614	(459)	(2.34)%
Hotel Net Operating Income (2)	10,974	12,393	(1,419)	(11.45)%	—	—	—	—	—	—	—	—	10,974	12,393	(1,419)	(11.45)%
Net Operating Income (Loss)	$1,490,657	$1,488,412	$2,245	0.15%	$15,192	$15,431	$41,507	$8,747	$(4,251)	$15,744	$(219)	$281	$1,542,886	$1,528,615	$14,271	0.93%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 55. Residential Net Operating Income for the nine months ended September 30, 2025 and 2024 is comprised of Residential Revenue of $37,725 and $37,027 less Residential Expenses of $18,570 and $17,413, respectively. Hotel Net Operating Income for the nine months ended September 30, 2025 and 2024 is comprised of Hotel Revenue of $37,532 and $38,080 less Hotel Expenses of $26,558 and $25,687, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $34.7 million for the nine months ended September 30, 2025 compared to 2024. The increase was a result of our average revenue per square foot increasing by approximately $2.08, contributing approximately $53.3 million, partially offset by approximately $18.6 million due to our average occupancy decreasing from 89.0% to 88.3%.
Termination Income
Termination income decreased by approximately $5.5 million for the nine months ended September 30, 2025 compared to 2024.
Termination income for the nine months ended September 30, 2025 related to six clients across the Same Property Portfolio and totaled approximately $2.4 million.
Termination income for the nine months ended September 30, 2024 related to 23 clients across the Same Property Portfolio and totaled approximately $7.9 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $0.6 million for the nine months ended September 30, 2025 compared to 2024. Parking revenue increased by approximately $1.7 million, partially offset by a decrease in other revenue of approximately $1.1 million. The increase in parking revenue was primarily due to an increase in monthly parking. The decrease in other revenue was primarily associated with a decrease in insurance proceeds.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $25.7 million, or 2.8%, for the nine months ended September 30, 2025 compared to 2024, due primarily to increases in (1) repairs and maintenance of approximately $18.3 million, or 11.8% and (2) utilities of approximately $13.6 million, or 13.8%, partially offset by a decrease in other real estate operating expenses of approximately $6.2 million, or 0.9%. The increase in repairs and maintenance was primarily in the New York region. The increase in utilities was primarily in the Boston region.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2024 and September 30, 2025. Rental revenue and real estate operating expenses increased by approximately $0.4 million and $0.6 million, respectively, for the nine months ended September 30, 2025 compared to 2024, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2025	2024	Change	2025	2024	Change
			(dollars in thousands)
901 New York Avenue	January 8, 2024	508,130	$24,955	$24,588	$367	$9,763	$9,157	$606

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2024 and September 30, 2025. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $39.8 million and $7.0 million, respectively, for the nine months ended September 30, 2025 compared to 2024, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	$11,593	$10,475	1,118	$5,061	$4,313	$748
103 CityPoint	Fourth Quarter, 2023	Fourth Quarter, 2024	112,841	2	2	—	1,128	531	597
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	7,214	4,613	2,601	874	528	346
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	179	—	179	335	11	324
300 Binney Street	Fourth Quarter, 2024	Fourth Quarter, 2024	239,908	34,690	—	34,690	4,997	—	4,997
Reston Next Retail	First Quarter, 2025	N/A	30,000	—	—	—	42	—	42
1050 Winter Street	Second Quarter, 2025	Third Quarter, 2025	162,274	1,380	200	1,180	1,114	1,160	(46)
			1,078,847	$55,058	$15,290	$39,768	$13,551	$6,543	$7,008
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2024 and September 30, 2025. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $22.4 million and $2.4 million, respectively, for the nine months ended September 30, 2025 compared to 2024, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2025	2024	Change	2025	2024	Change
			(dollars in thousands)
Held for Development or Redevelopment (1)
Lexington Office Park	March 31, 2023	167,000	$690	$757	$(67)	$1,366	$1,224	$142
Shady Grove Innovation District (2)	March 31, 2024	129,000	2	82	(80)	382	587	(205)
1100 Winter Street (3)	September 30, 2024	293,000	2,495	9,348	(6,853)	2,576	3,109	(533)
Kingstowne One	September 30, 2024	154,000	721	1,594	(873)	1,044	1,000	44
Reston Corporate Center	January 1, 2025	261,000	13	9,553	(9,540)	1,610	2,908	(1,298)
Reservoir Place (4)	March 31, 2025	361,000	2,418	7,434	(5,016)	3,351	4,022	(671)
		1,365,000	6,339	28,768	(22,429)	10,329	12,850	(2,521)
Redevelopment
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	261	174	87
		—	—	—	—	261	174	87
		1,365,000	$6,339	$28,768	$(22,429)	$10,590	$13,024	$(2,434)
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
(2)This portion of Shady Grove Innovation District is comprised of two buildings, 2098 Gaither Road and 15825 Shady Grove Road.

(3)Rental revenue for the nine months ended September 30, 2024 includes approximately $6.4 million of termination income.
(4)Reservoir Place is an approximately 526,000 square foot office building, of which approximately 165,000 square feet remains in-service. Rental revenue for the nine months ended September 30, 2024 includes approximately $0.7 million of termination income.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2024 and September 30, 2025. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $0.6 million and $0.1 million, respectively, for the nine months ended September 30, 2025 compared to 2024, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$(4)	$604	$(608)	$215	$323	$(108)
______________
(1)During the nine months ended September 30, 2024, this property was removed from our “in-service” properties listing and classified as held for redevelopment (See Notes 3 and 5 to the Consolidated Financial Statements).
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.5 million for the nine months ended September 30, 2025 compared to 2024.
The following reflects our occupancy and rate information, by region, for our residential same properties for the nine months ended September 30, 2025 and 2024.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)
Boston	$3,601	$3,473	3.7%	$5.72	$5.53	3.4%	95.8%	95.1%	0.7%	95.7%	94.8%	0.9%
San Francisco	$3,038	$3,065	(0.9)%	$3.83	$3.87	(1.0)%	90.4%	88.3%	2.4%	88.7%	86.5%	2.5%
Washington, DC	$3,056	$2,822	8.3%	$3.16	$2.90	9.0%	95.1%	95.8%	(0.7)%	94.9%	95.8%	(0.9)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $11.0 million for the nine months ended September 30, 2025, representing a decrease of approximately $1.4 million compared to the nine months ended September 30, 2024.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2025 and 2024.

	2025	2024	Change (%)
Occupancy	80.2%	78.1%	2.7%
Average daily rate	$322.31	$331.19	(2.7)%
REVPAR	$258.37	$258.75	(0.1)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $8.7 million for the nine months ended September 30, 2025 compared to 2024. Development services revenue and management services revenue increased by approximately $4.0 million and $4.7 million, respectively. The increase in development services revenue was primarily related to an increase in fees associated with a tenant improvement project in the Boston region. The increase in management services revenue was primarily related to leasing commissions earned from an unconsolidated joint venture and a third-party managed building in the New York region.
General and Administrative Expense
General and administrative expense increased by approximately $3.5 million for the nine months ended September 30, 2025 compared to 2024 primarily due to increases in compensation expense and other general and administrative expenses of approximately $2.5 million and $1.0 million, respectively.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the nine months ended September 30, 2025 and 2024 were approximately $12.8 million and $13.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $1.7 million for the nine months ended September 30, 2025 compared to 2024. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
BXP
Depreciation and amortization expense increased by approximately $18.9 million for the nine months ended September 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$647,040	$637,576	$9,464
Properties Acquired Portfolio	10,405	10,763	(358)
Properties Placed In-Service Portfolio	16,305	5,885	10,420
Properties in or Held for Development or Redevelopment Portfolio	6,285	6,852	(567)
Properties Sold Portfolio	38	72	(34)
	$680,073	$661,148	$18,925

BPLP
Depreciation and amortization expense increased by approximately $18.9 million for the nine months ended September 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$641,931	$632,472	$9,459
Properties Acquired Portfolio	10,405	10,763	(358)
Properties Placed In-Service Portfolio	16,305	5,885	10,420
Properties in or Held for Development or Redevelopment Portfolio	6,285	6,852	(567)
Properties Sold Portfolio	38	72	(34)
	$674,964	$656,044	$18,920
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the nine months ended September 30, 2025 compared to 2024, income (loss) from unconsolidated joint ventures decreased by approximately $160.2 million primarily due to the recognition of a non-cash impairment loss of approximately $145.1 million, partially offset by an approximately $2.2 million gain on the sale of Beach Cities Media Campus during the nine months ended September 30, 2025 (See Note 5 to the Consolidated Financial Statements). The decrease is also due to an approximately $21.8 million gain recognized from acquiring our joint venture partner’s economic ownership interest in 901 New York Avenue during the nine months ended September 30, 2024, which did not recur during the nine months ended September 30, 2025.
Gains on Sales of Real Estate
BXP
Gains on sales of real estate increased by approximately $19.8 million for the nine months ended September 30, 2025 compared to 2024, as detailed below. The $0.5 million gains on sales of real estate for the nine months ended September 30, 2024 was related to the sale of real estate occurring in prior periods.

Name	Date Sold	Property Type	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate (1)
				(dollars in thousands)
17 Hartwell Avenue (2)	June 27, 2025	Office	30,000	$21,840	$21,840	$18,390
______________
(1)Excludes approximately $1.9 million of gains on sales of real estate recognized during the nine months ended September 30, 2025 related the sale of real estate occurring in prior periods.
(2)See Notes 3 and 5 to the Consolidated Financial Statements.

BPLP
Gains on sales of real estate increased by approximately $19.9 million for the nine months ended September 30, 2025 compared to 2024, as detailed below. The $0.5 million gains on sale of real estate for the nine months ended September 30, 2024 was related to the sale of real estate occurring in prior periods.

Name	Date Sold	Property Type	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate (1)
				(dollars in thousands)
17 Hartwell Avenue (2)	June 27, 2025	Office	30,000	$21,840	$21,840	$18,489
______________
(1)Excludes approximately $1.9 million of gains on sales of real estate recognized during the nine months ended September 20, 2025 related to the sale of real estate occurring in prior periods.
(2)See Notes 3 and 5 to the Consolidated Financial Statements.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $16.3 million for the nine months ended September 30, 2025 compared to 2024, due primarily to a decrease in our outstanding cash balances and corresponding lower interest income and an approximately $5.6 million reserve related to the unpaid default interest on one of our Related Party Notes Receivable (See Note 14 to the Consolidated Financial Statements).
Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2025 and 2024 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2025 and 2024, we recognized gains of approximately $4.6 million and $4.8 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $4.6 million and $4.8 million during the nine months ended September 30, 2025 and 2024, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the nine months ended September 30, 2025 and 2024, we recognized an unrealized gain (loss) of approximately $(0.3) million and $0.5 million, respectively, due to the observable changes in the fair value of the investments.
Loss on Sales-Type Lease
During the nine months ended September 30, 2025, we recognized approximately $2.5 million in additional costs, which had previously been contingent, related to a ground lease for land at our Reston Next property located in Reston, Virginia. We entered into the ground lease in 2020 with a third-party hotel developer and amended it in 2022. The amendment resulted in the derecognition of the assets related to the ground lease and the classification of the ground lease as a sales-type lease resulting in the recognition of a gain on sales-type lease of approximately $10.1 million.

Impairment Losses
During the three months ended September 30, 2025, in conjunction with our strategy to sell non-core assets, we evaluated our properties that were under negotiation for sale with third-parties (See Note 2 to the Consolidated Financial Statements).
BXP
Impairment losses for the nine months ended September 30, 2025 and 2024, related to the following:

Name	Location	Property Type	Impairment Loss
			in thousands)
2025
Plaza at Almaden (1)	San Jose, CA	Land	$25,515
1330 Connecticut Avenue	Washington, DC	Office	20,358
Shady Grove – Parcel 3	Rockville, MD	Land	13,913
North First Business Park	San Jose, CA	Office	9,115
			$68,901
2024
2 Choke Cherry Road, 2094 Gaither Road and a land parcel	Rockville, MD	Office and land	$13,615
______________
(1)See Note 14 to the Consolidated Financial Statements.
BPLP
Impairment losses for the nine months ended September 30, 2025 and 2024, related to the following:

Name	Location	Property Type	Impairment Loss
			(in thousands)
2025
Plaza at Almaden (1)	San Jose, CA	Land	$25,515
1330 Connecticut Avenue	Washington, DC	Office	17,460
Shady Grove – Parcel 3	Rockville, MD	Land	13,913
North First Business Park	San Jose, CA	Office	9,100
			$65,988
2024
2 Choke Cherry Road, 2094 Gaither Road and a land parcel	Rockville, MD	Office and land	$13,615
______________
(1)See Note 14 to the Consolidated Financial Statements.
Loss From Early Extinguishment of Debt
On March 28, 2025, BPLP amended and restated its revolving credit agreement (See Note 6 to the Consolidated Financial Statements). In connection with the amendment and restatement, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the nine months ended September 30, 2025.

Interest Expense
Interest expense increased by approximately $15.8 million for the nine months ended September 30, 2025 compared to 2024, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2025 compared to September 30, 2024
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	$31,921
Unsecured commercial paper	11,933
Increase in interest due to finance leases	8,433
Increase in interest associated with unsecured term loans and the unsecured credit facility, net (1)	1,057
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025 (2)	111
Total increases to interest expense	53,455
Decreases to interest expense due to:
Repayment of $850 million in aggregate principal of the 3.200% senior notes due 2025 on January 15, 2025	(19,580)
Mortgage loan financings (1)	(10,136)
Increase in capitalized interest related to development projects	(4,615)
Redemption of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(2,237)
Amortization expense of financing fees	(1,004)
Other interest expense (excluding senior notes)	(84)
Total decreases to interest expense	(37,656)
Total change in interest expense	$15,799
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
(2)See Note 6 to the Consolidated Financial Statements.
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2025 and 2024 was approximately $36.0 million and $31.3 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2025, our variable rate debt consisted of (1) BPLP’s $2.95 billion unsecured credit facility (“2025 Credit Facility”) and (2) BPLP’s $750.0 million unsecured commercial paper program (“Commercial Paper Program”). The 2025 Credit Facility consists of (1) a revolving line of credit (the “Revolving Facility”) of $2.25 billion and (2) an unsecured term loan facility (the “Term Loan Facility”) of $700.0 million. As of September 30, 2025, there were $700.0 million and $750.0 million outstanding under the 2025 Credit Facility and Commercial Paper Program, respectively.
In addition, we have a $100.0 million unsecured term loan facility (“2024 Unsecured Term Loan”) and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bear interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of the applicable debt term.

For a summary of our consolidated debt as of September 30, 2025 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $6.4 million for the nine months ended September 30, 2025 compared to 2024, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2025	2024	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$7,808	$9,242	$(1,434)
7 Times Square (formerly Times Square Tower) (2)	9,318	12,651	(3,333)
601 Lexington Avenue	6,852	6,951	(99)
100 Federal Street	8,816	8,713	103
Atlantic Wharf Office Building	12,279	11,750	529
343 Madison Avenue (3)	(1)	(27)	26
300 Binney Street (4)	10,764	412	10,352
290 Binney Street (5)	866	591	275
	$56,702	$50,283	$6,419
______________
(1)The decrease was primarily attributable to an increase in repairs and maintenance expense.
(2)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(3)On August 27, 2025, we acquired our partner’s 45% ownership interest (See Note 9 to the Consolidated Financial Statements).
(4)Property was fully placed in service on October 31, 2024.
(5)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $24.5 million for the nine months ended September 30, 2025 compared to 2024 due to a decrease in allocable income, which was the result of recognizing greater non-cash impairment losses during 2025, as well as a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2025 and 2024
Net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership decreased approximately $205.3 million and $225.0 million, respectively, for the three months ended September 30, 2025 compared to 2024, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income (Loss) Attributable to BXP, Inc. to NOI and (2) Net Income (Loss) Attributable to Boston Properties Limited Partnership to NOI for the three months ended September 30, 2025 and 2024. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 55.

BXP

	Three months ended September 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to BXP, Inc.	$(121,712)	$83,628	$(205,340)	(245.54)%
Net (Income) Loss Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	(12,981)	9,587	(22,568)	(235.40)%
Noncontrolling interests in property partnerships	17,853	15,237	2,616	17.17%
Net Income (Loss)	(116,840)	108,452	(225,292)	(207.73)%
Other Expenses:
Add:
Interest expense	164,299	163,194	1,105	0.68%
Impairment losses	68,901	—	68,901	100.00%
Loss from unconsolidated joint ventures	148,329	7,011	141,318	2,015.66%
Other Income:
Less:
Unrealized gain on non-real estate investments	178	94	84	89.36%
Gains from investments in securities	2,400	2,198	202	9.19%
Interest and other income (loss)	7,620	14,430	(6,810)	(47.19)%
Gains on sales of real estate	1,932	517	1,415	273.69%
Other Expenses:
Add:
Depreciation and amortization expense	236,147	222,890	13,257	5.95%
Transaction costs	1,431	188	1,243	661.17%
Payroll and related costs from management services contracts	3,821	3,649	172	4.71%
General and administrative expense	36,188	33,352	2,836	8.50%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,821	3,649	172	4.71%
Development and management services revenue	9,317	6,770	2,547	37.62%
Net Operating Income (“NOI”)	$517,008	$511,078	$5,930	1.16%

BPLP

	Three months ended September 30,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to Boston Properties Limited Partnership	$(130,077)	$94,919	$(224,996)	(237.04)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	17,853	15,237	2,616	17.17%
Net Income (Loss)	(112,224)	110,156	(222,380)	(201.88)%
Other Expenses:
Add:
Interest expense	164,299	163,194	1,105	0.68%
Impairment losses	65,988	—	65,988	100.00%
Loss from unconsolidated joint ventures	148,329	7,011	141,318	2,015.66%
Other Income:
Less:
Unrealized gain on non-real estate investments	178	94	84	89.36%
Gains from investments in securities	2,400	2,198	202	9.19%
Interest and other income (loss)	7,620	14,430	(6,810)	(47.19)%
Gains on sales of real estate	1,932	517	1,415	273.69%
Other Expenses:
Add:
Depreciation and amortization expense	234,444	221,186	13,258	5.99%
Transaction costs	1,431	188	1,243	661.17%
Payroll and related costs from management services contracts	3,821	3,649	172	4.71%
General and administrative expense	36,188	33,352	2,836	8.50%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,821	3,649	172	4.71%
Development and management services revenue	9,317	6,770	2,547	37.62%
Net Operating Income (“NOI”)	$517,008	$511,078	$5,930	1.16%
Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 150 properties totaling approximately 42.0 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2024 and owned and in-service through September 30, 2025. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after July 1, 2024 or disposed of on or prior to September 30, 2025. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2025 and 2024 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold. We did not acquire any properties during the three months ended September 30, 2025 and 2024.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2025	2024	Increase/ (Decrease)	% Change	2025	2024	2025	2024	2025	2024	2025	2024	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$778,973	$765,674	$13,299	1.74%	$16,784	$3,577	$546	$6,308	$—	$(10)	$796,303	$775,549	$20,754	2.68%
Termination Income	1,241	5,140	(3,899)	(75.86)%	—	—	—	6,980	—	—	1,241	12,120	(10,879)	(89.76)%
Lease Revenue	780,214	770,814	9,400	1.22%	16,784	3,577	546	13,288	—	(10)	797,544	787,669	9,875	1.25%
Parking and Other Revenue	34,818	32,779	2,039	6.22%	11	81	(8)	1,080	—	—	34,821	33,940	881	2.60%
Total Rental Revenue (1)	815,032	803,593	11,439	1.42%	16,795	3,658	538	14,368	—	(10)	832,365	821,609	10,756	1.31%
Real Estate Operating Expenses	317,950	315,681	2,269	0.72%	4,543	2,065	3,148	4,060	—	103	325,641	321,909	3,732	1.16%
Net Operating Income (Loss), Excluding Residential and Hotel	497,082	487,912	9,170	1.88%	12,252	1,593	(2,610)	10,308	—	(113)	506,724	499,700	7,024	1.41%
Residential Net Operating Income (2)	6,750	6,129	621	10.13%	—	—	—	—	—	—	6,750	6,129	621	10.13%
Hotel Net Operating Income (2)	3,534	5,249	(1,715)	(32.67)%	—	—	—	—	—	—	3,534	5,249	(1,715)	(32.67)%
Net Operating Income (Loss)	$507,366	$499,290	$8,076	1.62%	$12,252	$1,593	$(2,610)	$10,308	$—	$(113)	$517,008	$511,078	$5,930	1.16%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 55. Residential Net Operating Income for the three months ended September 30, 2025 and 2024 is comprised of Residential Revenue of $12,845 and $12,117 less Residential Expenses of $6,095 and $5,988, respectively. Hotel Net Operating Income for the three months ended September 30, 2025 and 2024 is comprised of Hotel Revenue of $13,162 and $15,082 less Hotel Expenses of $9,628 and $9,833, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $13.3 million for the three months ended September 30, 2025 compared to 2024. The increase was a result of our average revenue per square foot increasing by approximately $1.80, contributing approximately $15.4 million, partially offset by approximately $2.1 million due to our average occupancy decreasing from 88.2% to 87.9%.
Termination Income
Termination income decreased by approximately $3.9 million for the three months ended September 30, 2025 compared to 2024.
Termination income for the three months ended September 30, 2025 related to three clients across the Same Property Portfolio and totaled approximately $1.2 million.
Termination income for the three months ended September 30, 2024 related to seven clients across the Same Property Portfolio and totaled approximately $5.1 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $2.0 million for the three months ended September 30, 2025 compared to 2024. Parking and other revenue increased by approximately $0.6 million and $1.4 million, respectively. The increase in parking revenue was primarily due to an increase in monthly parking. The increase in other revenue is primarily associated with an increase in insurance proceeds.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $2.3 million, or 0.7%, for the three months ended September 30, 2025 compared to 2024, due primarily to an increase in real estate operating expenses of approximately $9.0 million, or 5.3%, partially offset by a decrease in real estate taxes of approximately $6.7 million, or 4.6%. The decrease in real estate taxes was primarily due to tax abatements realized in the Los Angeles region.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between July 1, 2024 and September 30, 2025. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $13.1 million and $2.5 million, respectively, for the three months ended September 30, 2025 compared to 2024, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	$3,799	$3,627	$172	$1,694	$1,525	$169
103 CityPoint	Fourth Quarter, 2023	Fourth Quarter, 2024	112,841	1	1	—	355	155	200
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	61	—	61	227	11	216
300 Binney Street	Fourth Quarter, 2024	Fourth Quarter, 2024	239,908	11,952	—	11,952	1,855	—	1,855
Reston Next Retail	First Quarter, 2025	N/A	30,000	—	—	—	13	—	13
1050 Winter Street	Second Quarter, 2025	Third Quarter, 2025	162,274	982	30	952	399	374	25
			960,847	$16,795	$3,658	$13,137	$4,543	$2,065	$2,478

Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between July 1, 2024 and September 30, 2025. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $13.8 million and $0.9 million, respectively, for the three months ended September 30, 2025 compared to 2024, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2025	2024	Change	2025	2024	Change
			(dollars in thousands)
Held for Development or Redevelopment (1)
Lexington Office Park	March 31, 2023	167,000	$252	$248	$4	$419	$446	$(27)
15825 Shady Grove Road	March 31, 2024	79,000	—	57	(57)	93	130	(37)
1100 Winter Street (2)	September 30, 2024	293,000	822	7,230	(6,408)	860	907	(47)
Kingstowne One	September 30, 2024	154,000	398	419	(21)	348	324	24
Reston Corporate Center	January 1, 2025	261,000	—	3,095	(3,095)	433	888	(455)
Reservoir Place (3)	March 31, 2025	361,000	(934)	3,319	(4,253)	995	1,365	(370)
		1,315,000	$538	$14,368	$(13,830)	$3,148	$4,060	$(912)
______________
(1)These properties are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we anticipate a future development/redevelopment of the property. A property will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing.
(2)Rental revenue for the three months ended September 30, 2024 includes approximately $6.4 million of termination income.
(3)Reservoir Place is an approximately 526,000 square foot office building, of which approximately 165,000 square feet remains in-service. Rental revenue for the three months ended September 30, 2024 includes approximately $0.6 million of termination income.
Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2024 and September 30, 2025. Rental revenue from our Properties Sold Portfolio increased by approximately $10,000 and real estate operating expenses decreased by approximately $0.1 million for the three months ended September 30, 2025 compared to 2024, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
17 Hartwell Avenue	June 27, 2025	Office	30,000	$—	$(10)	$10	$—	$103	$(103)
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.6 million for the three months ended September 30, 2025 compared to 2024.
The following reflects our occupancy and rate information, by region, for our residential same properties for the three months ended September 30, 2025 and 2024.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)
Boston	$3,634	$3,513	3.4%	$5.77	$5.61	2.9%	95.7%	94.6%	1.2%	95.8%	94.3%	1.6%
San Francisco	$3,004	$2,968	1.2%	$3.80	$3.76	1.1%	90.9%	89.9%	1.1%	89.0%	87.5%	1.7%
Washington, DC	$3,081	$2,869	7.4%	$3.19	$2.95	8.1%	95.3%	96.0%	(0.7)%	95.2%	95.9%	(0.7)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $3.5 million for the three months ended September 30, 2025, representing a decrease of approximately $1.7 million compared to the three months ended September 30, 2024.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2025 and 2024.

	2025	2024	Change (%)
Occupancy	82.8%	82.7%	0.1%
Average daily rate	$328.68	$356.44	(7.8)%
REVPAR	$272.00	$294.86	(7.8)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $2.5 million for the three months ended September 30, 2025 compared to 2024. Development services revenue and management services revenue increased by approximately $1.2 million and $1.3 million, respectively. The increase in development services revenue was primarily related to an increase in fees associated with tenant improvement projects in the Boston and New York regions. The increase in management services revenue was primarily related to leasing commission fees earned from a third-party owned building in New York City.
General and Administrative Expense
General and administrative expense increased by approximately $2.8 million for the three months ended September 30, 2025 compared to 2024 primarily due to increases in compensation expense of approximately $2.5 million and approximately $0.3 million increase in other general and administrative expenses. The increase in compensation expense primarily related to an approximately $1.2 million increase in health insurance costs and an approximately $0.2 million increase in the value of our deferred compensation plan.

Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2025 and 2024 were approximately $3.7 million and $4.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $1.2 million for the three months ended September 30, 2025 compared to 2024. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
BXP
Depreciation and amortization expense increased by approximately $13.3 million for the three months ended September 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$228,757	$218,679	10,078
Properties Placed In-Service Portfolio	5,289	1,703	3,586
Properties in or Held for Development or Redevelopment Portfolio	2,101	2,489	(388)
Properties Sold Portfolio	—	19	(19)
	$236,147	$222,890	$13,257
BPLP
Depreciation and amortization expense increased by approximately $13.3 million for the three months ended September 30, 2025 compared to 2024, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2025	2024	Change
	(in thousands)
Same Property Portfolio	$227,054	$216,975	$10,079
Properties Placed In-Service Portfolio	5,289	1,703	3,586
Properties in or Held for Development or Redevelopment Portfolio	2,101	2,489	(388)
Properties Sold Portfolio	—	19	(19)
	$234,444	$221,186	$13,258
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

Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended September 30, 2025 compared to 2024, loss from unconsolidated joint ventures increased by approximately $141.3 million primarily due to the recognition of a non-cash impairment loss of approximately $145.1 million, partially offset by an approximately $2.2 million gain on the sale of Beach Cities Media Campus during the three months ended September 30, 2025 (See Note 5 to the Consolidated Financial Statements). These items did not occur during the three months ended September 30, 2024.
Gains on Sales of Real Estate
Gains on sales of real estate increased by approximately $1.4 million for the three months ended September 30, 2025 compared to 2024. For both periods the gains on sales related to the sale of real estate that occurred in prior periods.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $6.8 million for the three months ended September 30, 2025 compared to 2024, due primarily to a decrease in our outstanding cash balances and corresponding lower interest income and an approximately $1.3 million reserve related to the unpaid default interest on one of our Related Party Notes Receivable (See Note 14 to the Consolidated Financial Statements).
Gains from Investments in Securities
Gains from investments in securities for the three months ended September 30, 2025 and 2024 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended September 30, 2025 and 2024, we recognized gains of approximately $2.4 million and $2.2 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $2.4 million and $2.2 million during the three months ended September 30, 2025 and 2024, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the three months ended September 30, 2025 and 2024, we recognized an unrealized gain of approximately $178,000 and $94,000, respectively, due to the observable changes in the fair value of the investments.
Impairment Losses
During the three months ended September 30, 2025, in conjunction with our strategy to sell non-core assets, we evaluated our properties that were under negotiation for sale with third-parties (See Note 2 to the Consolidated Financial Statements). There were no impairment losses during the three months ended September 30, 2024.

BXP
Impairment losses for the three months ended September 30, 2025, related to the following:

Name	Location	Property Type	Impairment Loss
			(in thousands)
Plaza at Almaden (1)	San Jose, CA	Land	$25,515
1330 Connecticut Avenue	Washington, DC	Office	20,358
Shady Grove – Parcel 3	Rockville, MD	Land	13,913
North First Business Park	San Jose, CA	Office	9,115
			$68,901
______________
(1)See Note 14 to the Consolidated Financial Statements.
BPLP
Impairment losses for the three months ended September 30, 2025, related to the following:

Name	Location	Property Type	Impairment Loss
			(in thousands)
Plaza at Almaden (1)	San Jose, CA	Land	$25,515
1330 Connecticut Avenue	Washington, DC	Office	17,460
Shady Grove – Parcel 3	Rockville, MD	Land	13,913
North First Business Park	San Jose, CA	Office	9,100
			$65,988
_____________
(1)See Note 14 to the Consolidated Financial Statements.
Interest Expense
Interest expense increased by approximately $1.1 million for the three months ended September 30, 2025 compared to 2024, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2025 compared to September 30, 2024
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	$7,471
Increase in interest associated with unsecured term loans and the unsecured credit facility, net (1)	4,544
Unsecured commercial paper	2,049
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025 (2)	111
Other interest expense (excluding senior notes)	66
Total increases to interest expense	14,241
Decreases to interest expense due to:
Repayment of $850 million in aggregate principal of 3.200% senior notes due 2025 on January 15, 2025	(6,880)
Mortgage loan financings (1)	(4,145)
Increase in capitalized interest related to development projects	(1,867)
Decrease in interest due to finance leases	(188)
Amortization expense of financing fees	(56)
Total decreases to interest expense	(13,136)
Total change in interest expense	$1,105
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
(2)See Note 6 to the Consolidated Financial Statements.
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2025 and 2024 was approximately $13.5 million and $11.6 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2025, our variable rate debt consisted of (1) BPLP’s $2.95 billion 2025 Credit Facility and (2) BPLP’s $750.0 million Commercial Paper Program. The 2025 Credit Facility consists of (1) the $2.25 billion Revolving Facility and (2) the $700.0 million Term Loan Facility. As of September 30, 2025, there were $700.0 million and $750.0 million outstanding under the 2025 Credit Facility and Commercial Paper Program, respectively.
In addition, we have the $100.0 million 2024 Unsecured Term Loan and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bear interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of the applicable debt term.
For a summary of our consolidated debt as of September 30, 2025 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $2.6 million for the three months ended September 30, 2025 compared to 2024, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2025	2024	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$3,008	$2,954	$54
7 Times Square (formerly Times Square Tower)	2,198	2,326	(128)
601 Lexington Avenue (1)	1,186	2,509	(1,323)
100 Federal Street	3,091	3,038	53
Atlantic Wharf Office Building (2)	4,529	3,706	823
343 Madison Avenue (3)	—	(33)	33
300 Binney Street (4)	3,632	277	3,355
290 Binney Street (5)	209	460	(251)
	$17,853	$15,237	$2,616
_______________
(1)The decrease was primarily attributable to an increase in depreciation expense.
(2)The increase was primarily attributable to an increase in lease revenue from our clients.
(3)On August 27, 2025, we acquired our partner’s 45% ownership interest (See Note 9 to the Consolidated Financial Statements).
(4)Property was fully placed in service on October 31, 2024.
(5)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $22.6 million for the three months ended September 30, 2025 compared to 2024 due primarily to a decrease in allocable income, which was the result of recognizing greater non-cash impairment losses during 2025, as well as a decrease in the noncontrolling interest’s ownership. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations on maturing debt, including:
•$100.0 million of principal outstanding on the 2024 Unsecured Term Loan due September 26, 2026, for which we have two, one-year extension options, subject to customary conditions,
•$1.0 billion of 3.650% unsecured senior notes due February 1, 2026,
•$1.0 billion of 2.750% unsecured senior notes due October 1, 2026 and
•amounts that become due under the Commercial Paper Program;
•fund capital calls from our unconsolidated joint venture investments to fund development costs, capital improvements, leasing costs and debt principal repayment;
•fund mezzanine debt obligations;
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
We draw on multiple financing sources to fund our long-term capital needs. We use BPLP’s 2025 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness, fund short-term development costs and for working capital. We also use BPLP’s 2025 Credit Facility to backstop the Commercial Paper Program. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the source of financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is funded and owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.
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
Balance Sheet & Financing Activity
On September 8, 2025, our Board of Directors declared a quarterly cash dividend of $0.70 per share of BXP common stock for the period of July 1, 2025 to September 30, 2025. This declaration reset the recurring quarterly dividend to $0.70 per share from $0.98 per share to, among other things, more closely align our annual dividend payout to our taxable income, allow us to retain incremental cash per quarter, and support longer-term growth.
On September 29, 2025, we completed the issuance of $1.0 billion aggregate principal amount of 2.00% exchangeable senior notes due October 1, 2030, generating approximately $940.1 million of net proceeds after deducting transaction costs, including costs related to entering into certain capped call agreements (See Note 6 to the Consolidated Financial Statements).
As of September 30, 2025, our share of unconsolidated joint venture debt maturing through November 2026 was approximately $325.4 million. This debt matures at different times through November 2026, and we expect to fund the repayment of this debt through a combination of refinancings, available cash balances, proceeds from asset sales, draws on BPLP’s Revolving Facility, and/or proceeds from other secured or unsecured debt transactions.
As of October 31, 2025, we had available cash including proceeds from the $1.0 billion issuance of unsecured exchangeable senior notes completed on September 29, 2025 and interest earned on cash deposits of approximately $683.8 million (of which approximately $102.2 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.5 billion available under BPLP’s Revolving Facility (after deducting the $750.0 million being used as a backstop for the Commercial Paper Program) as of October 31, 2025, and our available cash are sufficient to fund our near term capital needs on existing development and redevelopment projects, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements (see “REIT Tax Distribution Considerations” below) and still allow us to act opportunistically on attractive investment opportunities.

From January 1, 2025 through October 31, 2025, we sold four properties for a gross sales price of approximately $63.6 million. Our share of the net proceeds from these sales was approximately $57.0 million in 2025.
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
Construction & Redevelopment Activities
As of September 30, 2025, we have eight properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $3.9 billion, of which approximately $2.7 billion remains to be funded through 2031 (see table below for properties under construction/redevelopment). The commercial space in the pipeline, which excludes residential units, was approximately 43% pre-leased as of October 31, 2025.

The following table presents information on properties under construction/redevelopment as of September 30, 2025 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at September 30, 2025 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
725 12th Street (Redevelopment)	Q4 2030	Washington, DC	1	320,000	$76,838	$349,600	$—	$—	$272,762	87%
343 Madison Avenue	Q2 2031	New York, NY	1	930,000	183,665	1,971,000	—	—	1,787,335	—%
Total Office Properties under Construction/Redevelopment			2	1,250,000	260,503	2,320,600	—	—	2,060,097	22%

Laboratory/Life Sciences
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	335,288	508,000	—	—	172,712	100%	(6)
651 Gateway (50% ownership) (Redevelopment)	Q3 2027	South San Francisco, CA	1	327,000	134,783	167,100	—	—	32,317	21%	(7)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			2	900,000	470,071	675,100	—	—	205,029	71%

Residential
17 Hartwell Avenue (312 units) (20% ownership)	Q2 2028	Lexington, MA	1	288,000	8,460	35,900	19,747	—	7,693	—%
17 Hartwell Avenue - Retail			—	2,100	—	—	—	—	—	—%
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	221,830	597,800	—	—	375,970	—%
290 Coles Street (670 Units) (19.46% ownership)	Q3 2029	Jersey City, NJ	1	547,000	20,503	88,700	56,400	—	11,797	—%	(8)
290 Coles Street - Retail			—	13,000	—	—	—	—	—	—%
Total Residential Properties under Construction			3	1,342,100	250,793	722,400	76,147	—	395,460	—%

Retail
Reston Next Retail	Q4 2026	Reston, VA	1	30,000	26,823	31,600	—	—	4,777	70%	(9)
Total Retail Properties under Construction			1	30,000	26,823	31,600	—	—	4,777	70%

Total Properties under Construction/Redevelopment			8	3,522,100	$1,008,190	$3,749,700	$76,147	$—	$2,665,363	43%	(10)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2025.
(3)Includes approximately $79.6 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $79.6 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of October 31, 2025, including leases with future commencement dates.
(6)The project budget reflects our 55% share of joint venture costs related to 290 Binney Street.  We have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third-party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $116.0 million for the vault as of September 30, 2025.
(7)On January 1, 2025, in accordance with our accounting policy, we ceased interest capitalization of our equity method investment. As of September 30, 2025, the joint venture partner, which is also the managing partner, classifies the project as under construction. As such, we continue to reflect the project as under construction. As of September 30, 2025, this property was 27% placed in-service.

(8)On March 5, 2025, we acquired a 19.46% interest in 290 Coles Street. The budget represents our 19.46% ownership of the project budget and financings which includes our share of preferred equity. We contributed $20.0 million of common equity at closing. In addition, we committed to provide up to $65.0 million in preferred equity accruing at a 13.0% IRR. As of September 30, 2025, approximately $11.9 million of preferred equity has been contributed.
(9)On January 16, 2025, this project was partially placed in-service.
(10)Percentage leased excludes the residential units.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $938.7 million and $1.5 billion at September 30, 2025 and 2024, respectively, representing a decrease of approximately $532.8 million. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$837,405	$850,755	$(13,350)
Net cash used in investing activities	(988,228)	(850,787)	(137,441)
Net cash used in financing activities	(245,644)	(141,051)	(104,593)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.8 years as of September 30, 2025, with occupancy rates historically in the range of approximately 86% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash used in investing activities for the nine months ended September 30, 2025 and September 30, 2024 is detailed below:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Construction in progress (1)	$(500,537)	$(469,948)
Building, pre-development and other capital improvements (2)	(171,660)	(118,411)
Tenant improvements	(243,194)	(178,835)
Proceeds from sale of real estate (3)	21,840	517
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash) (4)	—	6,086
Capital contributions to unconsolidated joint ventures (5)	(118,524)	(87,498)
Capital distributions from unconsolidated joint ventures (6)	29,211	—
Investment in non-real estate investments	(2,060)	(1,500)
Issuance of note receivables (including related party)	(4,026)	(2,223)
Investments in securities, net	722	1,025
Net cash used in investing activities	$(988,228)	$(850,787)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the nine months ended September 30, 2025 included ongoing expenditures associated with Reston Next Office Phase II, Reston Next Retail and 1050 Winter Street, which were partially or fully placed in-service during the nine months ended September 30, 2025. In addition, we incurred costs associated with our continued development/redevelopment of 290 Binney Street, 121 Broadway, 725 12th Street and 343 Madison Avenue.
Construction in progress for the nine months ended September 30, 2024 included ongoing expenditures associated with 760 Boylston Street and 180 CityPoint, which were fully placed in-service during the nine months ended September 30, 2024, and 103 CityPoint that was partially placed in-service during 2023. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II that was partially placed in-service, and 290 Binney Street, 300 Binney Street and 121 Broadway.
(2)Building, pre-development and other capital improvements for the nine months ended September 30, 2025 and September 30, 2024 included approximately $39.4 million and $34.5 million, respectively, of pre-development expenditures associated with the 343 Madison Avenue project. Beginning July 31, 2025, costs associated with the continued development of 343 Madison Avenue are included within construction in progress.
(3)Proceeds from sale of real estate for the nine months ended September 30, 2025 consisted of approximately $21.8 million of proceeds from the sale of the land at 17 Hartwell Avenue. On June 27, 2025, we entered into a new joint venture for the redevelopment of 17 Hartwell Avenue (See Notes 3 and 5 to the Consolidated Financial Statements).
(4)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
(5)Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2025 consisted primarily of cash contributions of approximately $31.9 million, $24.3 million, $21.2 million and $14.1 million to our 290 Coles Street, 360 Park Avenue South, 751 Gateway, and 200 Fifth Avenue joint ventures, respectively. On March 5, 2025, we entered into a new joint venture for the development of 290 Coles Street (See Note 5 to the Consolidated Financial Statements).
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2024 consisted primarily of cash contributions of approximately $27.5 million, $25.2 million, $11.8 million and $11.5 million to our 360 Park Avenue South, Gateway Commons, Platform 16 and Dock 72 joint ventures, respectively.

(6)Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2025 consisted of cash distributions totaling approximately $29.2 million from our Beach Cities Media Campus joint venture resulting from excess proceeds from the sale of the property.
Cash used in financing activities for the nine months ended September 30, 2025 totaled approximately $245.6 million. This amount consisted primarily of the repayment of BPLP’s $850.0 million in aggregate principal amount of its 3.200% unsecured senior notes due January 15, 2025 and the payment of our regular dividends and distributions to our shareholders and unitholders, partially offset by the net proceeds from the issuance of BPLP’s $1.0 billion in aggregate principal amount of its 2.00% unsecured exchangeable senior notes. The unsecured exchangeable senior notes are due October 2030 and net proceeds, including the purchase of the Capped Call Transactions, totaled approximately $940.1 million. Future debt payments are discussed below under the heading “Debt.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	September 30, 2025
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,400	158,400	$11,775,456
Common Operating Partnership Units	18,399	18,399	1,367,782	(2)
Total Equity		176,799	$13,143,238

Consolidated Debt			$16,604,696
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,372,439
Subtract:
Partners’ share of Consolidated Debt (4)			1,363,861
BXP’s Share of Debt			$16,613,274

Consolidated Market Capitalization			$29,747,934
BXP’s Share of Market Capitalization			$29,756,512
Consolidated Debt/Consolidated Market Capitalization			55.82%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			55.83%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on September 30, 2025 of $74.34.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2022 MYLTIP Units but excludes the 2023 - 2025 MYLTIP Units because the three-year performance periods had not ended as of September 30, 2025).
(3)See page 90 for additional information.
(4)See page 89 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2025, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2023 - 2025 MYLTIP Units are not included in this calculation as of September 30, 2025.
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

Debt
For further discussion on the terms of our debt, including the unsecured exchangeable senior notes, 2025 Credit Facility, unsecured term loans and the Commercial Paper Program, see Note 6 to the Consolidated Financial Statements. The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2025 and 2024 (dollars in thousands).

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	9/30/2025	9/30/2024
Unsecured Senior Notes (2)
Unsecured Senior Notes (3)	3.200%	3.350%	January 15, 2025	N/A	$850,000
Unsecured Senior Notes	3.650%	3.766%	February 1, 2026	$1,000,000	1,000,000
Unsecured Senior Notes	2.750%	3.495%	October 1, 2026	1,000,000	1,000,000
Unsecured Senior Notes	6.750%	6.924%	December 1, 2027	750,000	750,000
Unsecured Senior Notes	4.500%	4.628%	December 1, 2028	1,000,000	1,000,000
Unsecured Senior Notes	3.400%	3.505%	June 21, 2029	850,000	850,000
Unsecured Senior Notes	2.900%	2.984%	March 15, 2030	700,000	700,000
Unsecured Senior Notes	3.250%	3.343%	January 30, 2031	1,250,000	1,250,000
Unsecured Senior Notes	2.550%	2.671%	April 1, 2032	850,000	850,000
Unsecured Senior Notes	2.450%	2.524%	October 1, 2033	850,000	850,000
Unsecured Senior Notes	6.500%	6.619%	January 15, 2034	750,000	750,000
Unsecured Senior Notes	5.750%	5.842%	January 15, 2035	850,000	850,000
Total Principal Amount				9,850,000	10,700,000
Less: Unamortized discount and deferred financing costs, net				46,664	57,967
Carrying Amount				9,803,336	10,642,033

Unsecured Exchangeable Senior Notes	2.000%	2.496%	October 1, 2030	1,000,000	N/A
Less: Unamortized deferred financing costs				24,920	N/A
Carrying Amount				975,080	N/A

Unsecured Commercial Paper (4)	4.63%	4.64%	Various	750,000	500,000
Unsecured Line of Credit (Revolving Credit Facility) (5)	—%	—%	March 29, 2030	—	—

Unsecured Term Loans
2023 Unsecured Term Loan	N/A	N/A	N/A	N/A	700,000
2024 Unsecured Term Loan (6)	4.73%	4.88%	September 26, 2026	100,000	100,000
Unsecured Term Loan Facility (7)	5.23%	5.35%	March 30, 2029	700,000	N/A
Total Principal Amount				800,000	800,000
Less: Deferred financing costs and fair value adjustments, net				3,202	1,942
Carrying Amount				796,798	798,058

Mortgage Notes
767 Fifth Avenue (the General Motors Building) (60% ownership) (8)(9)	3.43%	3.64%	June 9, 2027	2,300,000	2,300,000
Santa Monica Business Park (8)(10)	5.24%	5.36%	October 8, 2028	200,000	200,000
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage) (8)(11)	6.04%	6.27%	October 26, 2028	600,000	600,000
901 New York Avenue (12)	5.00%	5.06%	January 5, 2029	199,119	203,632

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	9/30/2025	9/30/2024
601 Lexington Avenue (55% ownership) (8)	2.79%	2.93%	January 9, 2032	1,000,000	1,000,000
Total Principal Amount				4,299,119	4,303,632
Less: Deferred financing costs and fair value adjustments, net				19,637	28,477
Carrying Amount				4,279,482	4,275,155

Total Consolidated Debt				$16,604,696	$16,215,246
_______________
(1)For the unsecured senior notes, the GAAP rate represents the yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs. For all other debt, the GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any and excluding capped calls classified as equity) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)No principal amounts are due prior to maturity.
(3)This unsecured senior note was repaid at maturity, see Note 6 to the Consolidated Financial Statements.
(4)At September 30, 2025, the weighted average interest rate of the commercial paper notes outstanding was approximately 4.51% per annum and had a weighted-average maturity of 43 days from the date of issuance. At October 31, 2025, BPLP had an aggregate of $750.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.29% per annum and had a weighted-average maturity of 26 days, from the date of issuance.
(5)The unsecured line of credit bears interest at a variable rate of SOFR+0.85% per annum. The 2025 Credit Facility is used as a backstop for the $750.0 million Commercial Paper Program. As such, BPLP intends to maintain, at a minimum, availability under the unsecured line of credit in an amount equal to the amount of unsecured commercial paper notes outstanding. The table below provides the principal indebtedness outstanding and remaining capacity under the unsecured line of credit at September 30, 2025 and October 31, 2025 (dollars in thousands).

		September 30, 2025		October 31, 2025
	Facility	Outstanding	Remaining Capacity	Outstanding	Remaining Capacity
Unsecured Line of Credit	$2,250,000	$—	$2,250,000	$—	$2,250,000
Less:
Unsecured Commercial Paper			750,000		750,000
Letters of Credit			5,393		5,091
Total Remaining Capacity			$1,494,607		$1,494,909
(6)The 2024 Unsecured Term Loan bears interest at a variable rate of SOFR+1.05% per annum. BPLP entered into an interest rate swap contract to fix SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.05% per annum. The 2024 Unsecured Term Loan has two one-year extension options, subject to certain conditions.
(7)The Unsecured Term Loan Facility bears interest at a variable rate of SOFR+0.95% per annum and has two six-month extension options, each subject to customary conditions.
(8)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(9)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2025, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(10)The mortgage loan bears interest at a variable rate of Daily Simple SOFR+1.60% per annum. BPLP entered into an interest rate swap contract to fix Daily Simple SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.60% per annum.
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
The following table lists our mortgage notes, net outstanding and our partners’ share, based on their respective ownership percentage, from our consolidated joint ventures as of September 30, 2025 (dollars in thousands).

	Carrying Amount
Properties	100%	Partners’ Share
Wholly-owned
901 New York Avenue	$198,706	N/A
Santa Monica Business Park	199,239	N/A
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	595,877	N/A
Subtotal	993,822	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building) (60% ownership) (1)	2,294,119	$917,668
601 Lexington Avenue (55% ownership)	991,541	446,193
Subtotal	3,285,660	1,363,861
Total	$4,279,482	$1,363,861
_______________
(1)The partners’ share of the carrying amount has been adjusted for basis differentials.
The table below provides the debt statistics of our outstanding consolidated indebtedness at September 30, 2025 and September 30, 2024.

	September 30, 2025				September 30, 2024
		Weighted Average				Weighted Average
	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)
Floating Rate Debt (2)	8.71%	4.92%	4.98%	1.7	7.40%	5.91%	6.04%	0.4
Fixed Rate Debt (3)	91.29%	3.85%	3.99%	4.2	92.60%	3.89%	4.11%	4.8
Consolidated Debt	100.00%	3.94%	4.07%	4.0	100.00%	4.04%	4.25%	4.4

Unsecured Debt	74.23%	3.99%	4.11%	4.3	73.63%	4.17%	4.28%	4.7
Secured Debt	25.77%	3.80%	3.99%	3.1	26.37%	3.68%	4.16%	3.7
Consolidated Debt	100.00%	3.94%	4.07%	4.0	100.00%	4.04%	4.25%	4.4
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any and excluding capped calls classified as equity) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)The unsecured commercial paper notes are included in our floating rate debt statistics. At September 30, 2025, the weighted average interest rate of the unsecured commercial paper notes outstanding was approximately 4.51% per annum and had a weighted-average maturity of 43 days from the date of issuance.
(3)The Fixed Rate Debt includes the effects of hedging transactions.
Derivative Instruments and Hedging Activities
As of September 30, 2025, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $(8.5) million. On April 8, 2025, we entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swaps that expired on April 1, 2025. For a description of these interest rate swaps, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from approximately 19% to approximately 71%. Sixteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2025, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2025. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.65%	6.96%	Term SOFR+2.50%	$220,000	$(1,354)	$218,646	$155,479	(2)(3)(4)	December 13, 2027
Market Square North	50.00%	6.61%	6.78%	SOFR+2.41%	125,000	(25)	124,975	62,487	(2)(3)(5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	N/A	32,956	(174)	32,782	16,391		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(330)	549,670	274,835	(2)	August 9, 2027
Dock 72	50.00%	5.91%	6.19%	SOFR+2.50%	198,383	(113)	198,270	99,135	(2)(6)	December 18, 2025
The Hub on Causeway - Podium & 100 Causeway Street	50.00%	5.73%	5.94%	N/A	465,000	(5,263)	459,737	229,869	(2)	April 9, 2031
Hub50House	50.00%	4.43%	4.51%	SOFR+1.35%	185,000	(916)	184,084	92,042	(2)(7)	June 17, 2032
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	5.49%	5.54%	N/A	250,478	(1,270)	249,208	124,604		February 27, 2035
Safeco Plaza	33.67%	4.82%	6.21%	SOFR+2.32%	250,000	(312)	249,688	84,070	(2)(8)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(192)	104,808	31,399	(2)(9)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR+1.41%	600,000	(5,296)	594,704	154,183	(2)(10)	November 24, 2028
3 Hudson Boulevard	25.00%	11.86%	11.86%	Term SOFR+7.61%	80,000	—	80,000	20,000	(2)(11)	August 7, 2024
Skymark - Reston Next Residential	20.00%	6.28%	6.60%	SOFR+2.00%	140,000	(277)	139,723	27,945	(2)(3)(12)	May 13, 2026
17 Hartwell Avenue	20.00%	6.75%	6.87%	N/A	—	—	—	—	(2)(13)	July 10, 2030
290 Coles Street	19.46%	N/A	N/A	Term SOFR+2.50%	—	—	—	—	(2)(3)(14)	March 5, 2029
Total					$3,201,817	$(15,522)	$3,186,295	$1,372,439
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
(6)The loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25%, plus (2) 2.50% per annum. On October 8, 2025, this loan was repaid.
(7)The joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts.
(8)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2026.
(9)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) which bears interest at a fixed rate of 6.23% per annum, and (y) a $35.0 million mortgage loan payable (Note B) which bears interest at a fixed rate of 8.03% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan is reflected as Related Party Notes Receivable, Net on our Consolidated Balance Sheets.
(10)The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. The deferred financing costs, net include the adjustment required to reflect the loan and interest rate swap at fair value upon acquisition.
(11)As of September 30, 2025, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest, of approximately $126.8 million. On October 17, 2025, the joint venture refinanced the loan including the accrued and unpaid interest. The new loan consists of a (1) senior loan provided by a third-party lender with a principal amount of $108.0 million that bears interest at a variable rate equal to Term SOFR plus 5.25% per annum and (2) mezzanine loan provided by us with a maximum commitment of $50.0 million that bears interest at a variable rate equal to Term SOFR plus 7.25% per annum. As of the closing, we have funded approximately $17.6 million of the mezzanine loan. The senior loan and mezzanine loan require interest-only payments, mature on November 9, 2027 and have a one-year extension option, subject to certain conditions.
(12)The construction financing has a borrowing capacity of $140.0 million.
(13)No amounts have been drawn under the $98.7 million construction loan.
(14)No amounts have been drawn under the $225.0 million construction loan.

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
Funds from Operations
Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate FFO for each of BXP and BPLP by adjusting net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, including a change in control, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales or a change in control of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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

BXP
The following table presents a reconciliation of net income (loss) attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
	(in thousands)
Net income (loss) attributable to BXP, Inc.	$(121,712)	$83,628
Add:
Noncontrolling interest—common units of the Operating Partnership	(12,981)	9,587
Noncontrolling interests in property partnerships	17,853	15,237
Net income	(116,840)	108,452
Add:
Depreciation and amortization	236,147	222,890
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(22,615)	(18,857)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,272	20,757
Corporate-related depreciation and amortization	(582)	(438)
Non-real estate depreciation and amortization	2,130	2,130
Impairment losses (1)	68,901	—
Impairment losses included within loss from unconsolidated joint ventures (2)	145,133	—
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	2,236	—
Gain on sale of real estate	1,932	517
Unrealized gain on non-real estate investments	178	94
Noncontrolling interests in property partnerships	17,853	15,237
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	307,347	319,086
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	30,673	32,228
Funds from Operations attributable to BXP, Inc.	$276,674	$286,858
Our percentage share of Funds from Operations—basic	90.02%	89.90%
Weighted average shares outstanding—basic	158,345	157,725
___________
(1)During the three months ended September 30, 2025, we recognized impairment losses related to four properties (See Note 3 to the Consolidated Financial Statements).
(2)During the three months ended September 30, 2025, we recognized an other-than-temporary impairment loss on our investment in Gateway Commons of approximately $145.1 million (See Note 5 to the Consolidated Financial Statements).

The following tables presents a reconciliation of net income (loss) attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
	(in thousands)
Net income (loss) attributable to BXP, Inc.	$(121,712)	$83,628
Add:
Noncontrolling interest—common units of the Operating Partnership	(12,981)	9,587
Noncontrolling interests in property partnerships	17,853	15,237
Net income	(116,840)	108,452
Add:
Depreciation and amortization	236,147	222,890
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(22,615)	(18,857)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,272	20,757
Corporate-related depreciation and amortization	(582)	(438)
Non-real estate depreciation and amortization	2,130	2,130
Impairment losses (1)	68,901	—
Impairment losses included within loss from unconsolidated joint ventures (2)	145,133	—
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	2,236	—
Gain on sale of real estate	1,932	517
Unrealized gain on non-real estate investments	178	94
Noncontrolling interests in property partnerships	17,853	15,237
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	307,347	319,086
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	307,347	319,086
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	30,581	32,132
Diluted FFO attributable to BXP, Inc. (3)	$276,766	$286,954
___________
(1)During the three months ended September 30, 2025, we recognized impairment losses related to four properties (See Note 3 to the Consolidated Financial Statements).
(2)During the three months ended September 30, 2025, we recognized an other-than-temporary impairment loss on our investment in Gateway Commons of approximately $145.1 million (See Note 5 to the Consolidated Financial Statements).
(3)BXP’s share of diluted Funds from Operations was 90.05% and 89.93% for the three months ended September 30, 2025 and 2024, respectively.

	Three months ended September 30,
	2025	2024
	shares/units (in thousands)
Basic Funds from Operations	175,901	175,446
Effect of Dilutive Securities:
Stock based compensation	583	488
Diluted Funds from Operations	176,484	175,934
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,556	17,721
Diluted Funds from Operations attributable to BXP, Inc. (1)	158,928	158,213
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.05% and 89.93% for the three months ended September 30, 2025 and 2024, respectively.
BPLP
The following table presents a reconciliation of net income (loss) attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$(130,077)	$94,919
Add:
Noncontrolling interests in property partnerships	17,853	15,237
Net income	(112,224)	110,156
Add:
Depreciation and amortization	234,444	221,186
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(22,615)	(18,857)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,272	20,757
Corporate-related depreciation and amortization	(582)	(438)
Non-real estate depreciation and amortization	2,130	2,130
Impairment losses (1)	65,988	—
Impairment losses included within loss from unconsolidated joint ventures (2)	145,133	—
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	2,236	—
Gain on sale of real estate	1,932	517
Unrealized gain on non-real estate investments	178	94
Noncontrolling interests in property partnerships	17,853	15,237
Funds from Operations attributable to Boston Properties Limited Partnership (3)	$307,347	$319,086
Weighted average shares outstanding—basic	175,901	175,446
 _______________
(1)During the three months ended September 30, 2025, we recognized impairment losses related to four properties (See Note 3 to the Consolidated Financial Statements).
(2)During the three months ended September 30, 2025, we recognized an other-than-temporary impairment loss on our investment in Gateway Commons of approximately $145.1 million (See Note 5 to the Consolidated Financial Statements).
(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

The following tables presents a reconciliation of net income (loss) attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$(130,077)	$94,919
Add:
Noncontrolling interests in property partnerships	17,853	15,237
Net income	(112,224)	110,156
Add:
Depreciation and amortization	234,444	221,186
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(22,615)	(18,857)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,272	20,757
Corporate-related depreciation and amortization	(582)	(438)
Non-real estate depreciation and amortization	2,130	2,130
Impairment losses (1)	65,988	—
Impairment losses included within loss from unconsolidated joint ventures (2)	145,133	—
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	2,236	—
Gain on sale of real estate	1,932	517
Unrealized gain on non-real estate investments	178	94
Noncontrolling interests in property partnerships	17,853	15,237
Funds from Operations attributable to Boston Properties Limited Partnership (3)	307,347	319,086
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$307,347	$319,086
_______________
(1)During the three months ended September 30, 2025, we recognized impairment losses related to four properties (See Note 3 to the Consolidated Financial Statements).
(2)During the three months ended September 30, 2025, we recognized an other-than-temporary impairment loss on our investment in Gateway Commons of approximately $145.1 million (See Note 5 to the Consolidated Financial Statements).
(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

	Three months ended September 30,
	2025	2024
	shares/units (in thousands)
Basic Funds from Operations	175,901	175,446
Effect of Dilutive Securities:
Stock based compensation	583	488
Diluted Funds from Operations	176,484	175,934
Material Cash Commitments
We have various service contracts with vendors related to our property management. In addition, we enter into other contracts in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.

During the three months ended September 30, 2025, we paid approximately $133.4 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended September 30, 2025, we and our unconsolidated joint venture partners incurred approximately $114.3 million of new tenant-related obligations associated with approximately 1.4 million square feet of second generation leases, or approximately $82 per square foot. During the three months ended September 30, 2025, we signed approximately 133,100 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate, during the three months ended September 30, 2025, we signed leases for approximately 1.5 million square feet of space and incurred aggregate tenant-related obligations of approximately $134.4 million, or approximately $88 per square foot.
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
As of September 30, 2025, approximately $14.3 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.3 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $750.0 million of borrowings under the Commercial Paper Program and approximately $800.0 million of secured debt. However, we have entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts). Therefore, as of September 30, 2025, we had approximately $1.4 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of September 30, 2025.
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

	2025	2026	2027	2028	2029	2030+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(188)	$(611)	$2,301,592	$3,341	$182,961	$997,271	$3,484,366	$3,178,047
GAAP Average Interest Rate	5.06%	5.06%	3.64%	5.06%	5.06%	2.93%	3.52%
Variable Rate	(398)	(1,596)	(1,596)	798,706	—	—	795,116	793,640
Subtotal	$(586)	$(2,207)	$2,299,996	$802,047	$182,961	$997,271	$4,279,482	$3,971,687
	Unsecured debt, net
Fixed Rate	$(4,021)	$1,985,383	$736,755	$987,961	$839,582	$6,232,756	$10,778,416	$10,493,830
GAAP Average Interest Rate	—%	3.63%	6.92%	4.63%	3.51%	3.70%	3.98%
Variable Rate	749,743	99,016	(874)	(876)	699,789	—	1,546,798	1,546,312
Subtotal	$745,722	$2,084,399	$735,881	$987,085	$1,539,371	$6,232,756	$12,325,214	$12,040,142
Total Debt	$745,136	$2,082,192	$3,035,877	$1,789,132	$1,722,332	$7,230,027	$16,604,696	$16,011,829

At September 30, 2025, the weighted-average stated interest rates on the fixed rate debt stated above was 3.59% per annum. At September 30, 2025, our outstanding variable rate debt totaled approximately $2.3 billion, of which $900.0 million was subject to interest rate swaps. At September 30, 2025, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 5.22% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.9 million and $17.6 million for the three and nine months ended September 30, 2025, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2025, that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
(a)During the three months ended September 30, 2025, BXP issued an aggregate of 27,619 shares of common stock in exchange for 27,619 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 1,213 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2025 – July 31, 2025	401	(1)	$70.43	N/A	N/A
August 1, 2025 – August 31, 2025	—		$—	N/A	N/A
September 1, 2025 – September 30, 2025	—		$—	N/A	N/A
Total	401		$70.43	N/A	N/A
___________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2025, in connection with issuances of common stock by BXP pursuant to purchases under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, as amended, BPLP issued an aggregate of 6,919.34 common units to BXP in exchange for approximately $0.41 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2025 – July 31, 2025	401	(1)	$70.43	N/A	N/A
August 1, 2025 – August 31, 2025	—		$—	N/A	N/A
September 1, 2025 – September 30, 2025	872	(2)	$0.25	N/A	N/A
Total	1,273		$22.36	N/A	N/A
___________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Represents LTIP units that were repurchased by BPLP in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements, the LTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by such employee for the units.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6—Exhibits.
(a)Exhibits

4.1	—
Indenture, dated as of September 29, 2025, among Boston Properties Limited Partnership, as issuer, BXP, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee; including a form of the 2.00% Exchangeable Senior Notes due 2030. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on September 29, 2025.)

4.2	—
Registration Rights Agreement, dated as of September 29, 2025, among Boston Properties Limited Partnership, BXP, Inc., and the initial purchasers named therein. (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on September 29, 2025.).

10.1	—
Form of Capped Call Transaction Confirmation. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on September 29, 2025.)

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

BXP, INC.

November 7, 2025	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

November 7, 2025	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)