Form 10-K
period 2025-12-31
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2026-02-27
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
BXP, Inc.:    Yes  ☐   No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the 158,043,924 shares of Common Stock held by non-affiliates of BXP, Inc. was $10,663,223,539 based upon the last reported sale price of $67.47 per share on the New York Stock Exchange on June 30, 2025. (For this computation, BXP, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of BXP, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of BXP, Inc.).
As of February 20, 2026, there were 158,629,124 shares of Common Stock of BXP, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in BXP, Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 21, 2026 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. BXP, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2025.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2025 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of December 31, 2025, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $223.8 million, or 1.1% at December 31, 2025, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, the following items in this report present information separately for BXP and BPLP:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, which includes information specific to each entity, where applicable;
•Item 8. Financial Statements and Supplementary Data, which includes the following specific disclosures for BXP and BPLP:
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
•sustained changes in client preferences and space utilization from full-time, collective in-person work environments to hybrid or remote work models and/or changes from workforce reduction due to artificial intelligence, which could decrease overall demand for workplaces and negatively impact market rental rates and property values;
•potential delays in completion of development and redevelopment projects due to supply chain disruptions and labor shortages; and
•potential increases in costs to maintain, renovate and develop our properties related to inflation.
•We face potential adverse effects from major clients’ bankruptcies or insolvencies.
•Our actual costs to develop properties may exceed our budgeted costs.
•Our use of joint ventures may limit our control over jointly owned investments and limit our flexibility to acquire other assets.
•We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.
•Our maturing debt bears interest at lower rates than the current market rates, which has increased, and may continue to increase our interest costs which could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
•Covenants in our debt agreements could adversely affect our financial condition.
•Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
•We face risks associated with security breaches, incidents and compromises through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
•The use of technology based on artificial intelligence and machine learning presents risks and challenges that may adversely affect our business and results of operations.
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

PART I.
Item 1. Business

General
BXP, a Delaware corporation, is a fully integrated, self-administered and self-managed REIT, and it is one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2025) in the United States that develops, owns and manages primarily premier workplaces. BXP was formed in 1997 to succeed the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970.
Our properties are concentrated in six dynamic gateway markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. At December 31, 2025, we owned or had joint venture interests in a portfolio of 179 commercial real estate properties, aggregating approximately 52.6 million net rentable square feet of primarily premier workplaces, including eight properties under construction/redevelopment totaling approximately 3.5 million net rentable square feet. As of December 31, 2025, our properties consisted of:
•157 office properties (including four properties under construction/redevelopment);
•14 retail properties (including one property under construction);
•seven residential properties (including three properties under construction); and
•one hotel.
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
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 20, 2026, the owner of approximately 89.4% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP and (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP (“LTIP Units”), for which all performance conditions have been satisfied for such conversion. We exclude from (1) and (2) above other LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards in 2024 or later (“MYLTIP Awards or MYLTIP Units”) and 2025 Outperformance Plan Awards (“2025 OPP Awards or 2025 OPP Units”), which remain subject to performance conditions. An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards and 2025 OPP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned.
Transactions During 2025
Acquisitions
During the year ended December 31, 2025, we acquired 2100 M Street, a vacant office building, located in Washington, DC, for a purchase price, including transaction costs, of approximately $55.9 million of cash. We intend to redevelop this site in the future (See Note 3 to the Consolidated Financial Statements).
Dispositions and Impairments
During the year ended December 31, 2025, excluding our unconsolidated joint ventures, we completed eight sales transactions for an aggregate gross sales price of approximately $702.6 million, resulting in net proceeds of approximately $682.5 million and gains on sales of real estate of $175.0 million and $177.6 million for BXP and BPLP, respectively (See Note 3 to the Consolidated Financial Statements). .
During the year ended December 31, 2025, we evaluated the consolidated properties approved by BXP’s Board of Directors (or a committee thereof) for sale to third-parties, which resulted in recognized impairment losses of approximately $85.8 million and $82.9 million for BXP and BPLP, respectively (See Notes 2 and 3 to the Consolidated Financial Statements).
Developments/Redevelopments
During the year ended December 31, 2025, we commenced development/redevelopment of four properties, including 343 Madison Avenue in New York City, New York, aggregating approximately 1.9 million in estimated net rentable square feet when complete. Our share of the aggregated estimated total investment to complete these properties is approximately $2.1 billion. We also partially or fully placed in-service four properties that totaled approximately 727,000 net rentable square feet (See Notes 3 and 6 to the Consolidated Financial Statements).
As of December 31, 2025, we had eight properties under construction/redevelopment, aggregating approximately 3.5 million in estimated net rentable square feet when completed. We estimate our share of the aggregate estimated total investment to complete these projects is approximately $3.9 billion, of which approximately $2.5 billion remained to be invested as of December 31, 2025. The total development pipeline, including office, laboratory/life sciences and retail developments, but excluding our residential developments, is 61% pre-leased as of February 20, 2026. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt
During the year ended December 31, 2025, BXP further strengthened its balance sheet by addressing debt maturities and sourcing additional liquidity in the capital markets. In the aggregate, excluding our unconsolidated joint ventures, our debt market activities totaled approximately $4.2 billion, underscoring BXP’s consistent access to debt capital. For additional details on each of the transactions listed below, refer to Note 7 to the Consolidated Financial Statements.
Notable transactions during 2025 include:
•Repaid $850.0 million of 3.20% unsecured senior notes due January 15, 2025,
•Upsized the unsecured commercial paper program from $500.0 million to $750.0 million in March 2025,

•Extended the maturity date for the $700.0 million unsecured term loan to 2030 (inclusive of extension options) in March 2025,
•Upsized the amended and restated revolving credit agreement from $2.0 billion to $2.25 billion and extended its maturity date to 2030 in March 2025, and
•Issued $1.0 billion of 2.00% unsecured exchangeable senior notes due 2030 in September 2025.
Hedging Transaction
On April 8, 2025, BPLP entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swap contracts that expired on April 1, 2025. The interest rate swap was entered into to fix Daily Simple SOFR, at a fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025, the effective date, and ending on April 6, 2026 (See Note 8 to the Consolidated Financial Statements).
Equity Transactions
During the year ended December 31, 2025, BXP acquired an aggregate of 291,040 common units of limited partnership interest, including a total of 87,398 common units issued upon the conversion of LTIP Units, 2012 outperformance plan awards (“2012 OPP Units”) and 2013 - 2021 multi-year, long-term incentive program awards, presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
For additional details on each of the transactions listed below, refer to Note 6 to the Consolidated Financial Statements.
During the year ended December 31, 2025, our unconsolidated joint ventures further strengthened their balance sheets by addressing debt maturities and sourcing additional liquidity in the capital markets. In the aggregate, their debt market activities totaled approximately $1.2 billion of which our share was approximately $0.5 billion. Notable transactions during 2025 include:
•Executed a new $252.0 million non-recourse CMBS financing secured by our 7750 Wisconsin Avenue joint venture in Bethesda, Maryland in February 2025. This new loan was used to repay the existing $252.0 million construction loan. We have a 50% ownership interest in the joint venture.
•Executed a new $225.0 million construction loan secured by our 290 Coles Street joint venture in Jersey City, New Jersey in March 2025. We have a 19.46% ownership interest in the joint venture.
•Executed a new $98.7 million construction loan secured by our 17 Hartwell Street joint venture in Lexington, Massachusetts in June 2025. We have a 20% ownership interest in the joint venture.
•Executed a new $465.0 million non-recourse CMBS financing secured by our Hub on Causeway - Podium and 100 Causeway Street joint ventures in Boston, Massachusetts in October 2025. This new loan was used to repay the existing loans aggregating approximately $490.0 million. We have a 50% ownership interest in the joint ventures.
•Executed a (1) new $108.0 million senior loan and (2) $50.0 million mezzanine loan secured by our 3 Hudson Boulevard joint venture in New York City, New York in October 2025. These new loans were used to repay the existing $80.0 million loan that was provided by us to the joint venture. We have a 25% ownership interest in the joint venture and are the lender for the mezzanine loan.
•Repaid the approximately $198.4 million construction loan secured by our Dock 72 joint venture in Brooklyn, New York in October 2025. We have a 50% ownership interest in the joint venture.
During the year ended December 31, 2025, we completed three sale transactions related to our investments in unconsolidated joint ventures. Our share of the aggregate gross sales price was approximately $237.7 million, resulting in our share of net proceeds of approximately $170.2 million. We recognized gains on sales related to these transactions of approximately $53.7 million, which has been included within Loss from Unconsolidated Joint Ventures on the Consolidated Financial Statements.
During the year ended December 31, 2025, we evaluated key impairment indicators related to certain investments in unconsolidated joint ventures (See Note 2 to the Consolidated Financial Statements). This

evaluation, including a pending offer from a third-party, resulted in our determination that the decline in value for the joint venture that owns Gateway Commons was other-than-temporary. As a result, we recognized an other-than-temporary impairment loss on our investment in Gateway Commons of approximately $145.1 million.
Noncontrolling Interest
On August 27, 2025, we acquired our partner’s 45% ownership interest in the consolidated entity that is developing the 343 Madison Avenue project located in New York City, New York for approximately $43.5 million of cash. The acquisition price equaled the partner’s aggregate unreturned capital contributions to the joint venture. Prior to the acquisition, we had a 55% ownership interest in the joint venture.
Stock Option and Incentive Plan
For additional details on each of the transactions listed below, refer to Note 15 to the Consolidated Financial Statements.
On January 22, 2025, BXP’s Compensation Committee approved the 2025 Multi-Year Long-Term Incentive Program (the “2025 MYLTIP”) awards under the BXP, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. Under Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation,” (“ASC 718”) the 2025 MYLTIP awards have an aggregate value of approximately $12.7 million, which amount will generally be amortized into earnings under the graded vesting method.
On January 31, 2025, the three-year measurement period for our 2022 MYLTIP awards ended and, based on BXP’s absolute and relative total shareholder return (“TSR”) performance, the final payout was determined to be 59% of target, or an aggregate of approximately $5.4 million (after giving effect to employee separations). As a result, an aggregate of 177,919 2022 MYLTIP Units that had been previously granted were automatically forfeited.
On December 22, 2025, BXP’s Compensation Committee approved the 2025 OPP Awards. Under the 2025 OPP Awards, performance and service-based equity awards were granted to certain members of BXP’s senior leadership team. The awards were issued pursuant to the 2021 Plan in the form of LTIP Units and consist of an opportunity to earn up to an aggregate of 711,864 LTIP Units. The number of LTIP Units reflects the maximum that may be earned for achieving the highest level of performance and satisfying the service-based vesting requirements. Under ASC 718 the 2025 OPP Awards have an aggregate value of approximately $31.9 million, which amount will generally be amortized into earnings under the graded vesting attribution method.
Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return at all points of the economic cycle. Our long-term strategies to achieve this objective are:
•to target a few carefully selected dynamic gateway markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC—and to be one of the leading, if not the leading, developers, owners and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective clients in various industries and where clients have demonstrated a preference for premier workplaces and other facilities. Additionally, our markets have historically been able to recruit new talent to them and help sustain job growth that results in growth in rental rates and occupancy over time;
•to emphasize markets and submarkets within those markets where the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office as well as selected life sciences, retail and residential space;
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
•to seek third-party development contracts to enable us to retain and utilize our existing development and construction management staff, especially when our internal development is less active or when new development is less-warranted due to market conditions; and
•to enhance our capital structure through our access to a variety of sources of equity and debt capital and proactively manage our debt expirations.
From time to time, in response to one or more macroeconomic or other external factors, we refine our plans for achieving one or more elements of our overall strategy. At our September 2025 Investor Day, we detailed a three-year action plan focused on near-term earnings growth by leveraging BXP's operational expertise and portfolio of premier workplaces within our core gateway markets to:
•grow occupancy;
•develop premier assets with a focus on projects underway and a selective approach to future opportunities;
•execute on a multi-year asset sales program to dispose of non-income producing land, select residential, and non-strategic and select strategic office assets, with proceeds designated to reduce leverage and fund our development pipeline; and
•secure private equity partnerships on select assets to complement other funding sources and increase investment yields.
We believe the components of this strategic action plan align with our broader, long-term strategy of maintaining leadership in core markets, prudently growing the portfolio, and disciplined capital allocation to drive shareholder value. We may achieve the goals underlying this strategic action plan through a variety of methods and the timing, extent and impact of any transactions that we have or will undertake while implementing this strategic action plan may vary and evolve.
Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth, utilization of our joint venture partner relationships and our balance sheet position us to continue to selectively develop a range of premier workplaces, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office and residential properties, within budget and on schedule. We believe we are also well-positioned to achieve external growth through acquisitions. From time to time, we remove from service select office assets for which we believe we have better uses, such as residential developments. Other factors that contribute to our competitive position include:
•our control of sites in our markets that could support, as of December 31, 2025, approximately 13.6 million and 4.7 million of additional square feet of new office and residential developments, respectively;

•our reputation gained through 56 years of successful operations and the stability and strength of our existing portfolio of properties;
•our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;
•our relationships with nationally recognized financial institutions that provide capital to the real estate industry;
•our track record and reputation for executing acquisitions efficiently provide comfort to domestic and foreign institutions, private investors and business entities who seek to sell commercial real estate in our market areas;
•our ability to act quickly on due diligence and financing;
•our relationships with institutional buyers and sellers of high-quality real estate assets;
•our ability to procure entitlements from multiple municipalities to develop and/or sell sites and attract land owners to sell to or partner with us; and
•our relationship with domestic and foreign investors who seek to partner with companies like ours.
Opportunities to execute our external growth strategy fall into three categories:
•Development in selected submarkets. We believe the selective development of well-positioned premier workplaces, as well as residential buildings and mixed-use complexes, may be justified in certain of our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that should allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 56-year history an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land or buildings with development or redevelopment potential.
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
Our strong regional relationships and recognized development expertise have also enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn relatively significant returns on these development opportunities through multiple business cycles.
•Acquisition of assets and portfolios of assets from institutions, including lenders, or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge, our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate these types of acquisitions on a tax-efficient basis. Existing promulgated Treasury regulations may limit the tax benefits previously available to sellers in some variations of these transactions.

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
Internal Growth Strategies
We believe that opportunities will exist to increase cash flow from our existing properties through an increase in occupancy and rental rates because they are of high quality and in desirable locations. Additionally, our markets have diversified economies that have historically experienced job growth and increased use of office space, resulting in growth in rental rates and occupancy over time. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage clients to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing clients through the use of in-house services for marketing, lease negotiation and construction of tenant and capital improvements and (3) to work with new or existing clients with space expansion or contraction needs, leveraging our expertise and clustering of assets to maximize the cash flow from our assets. We expect to continue our internal growth as a result of our ability to:
•Carefully select submarkets and cultivate long-term relationships with creditworthy clients. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers and amenities, proximity to sources of business growth and other local factors that we believe our clients demand.
At December 31, 2025, the weighted-average lease term of our in-place leases based on square feet, including leases signed by our unconsolidated joint ventures, was approximately 7.9 years and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable clients. In 2025, we executed approximately 5.6 million square feet of leases with a weighted-average lease term of 10.1 years. Based on leases in place at December 31, 2025, leases with respect to approximately 2.6%, or approximately 1.2 million square feet, of the total square feet in our portfolio, including unconsolidated joint ventures but excluding Gateway Commons and North First Business Park, will expire in calendar year 2026.
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
•Re-development of existing assets. We believe the select re-development of assets within our portfolio, where through the ability to increase the building size and/or to increase cash flow and generate appropriate returns on incremental investment after consideration of the asset’s current and future cash flows, may be desirable. This generally occurs in situations in which we are able to increase the building’s size, improve building systems, including conversion to higher yielding uses, and sustainability features, and/or add client amenities, thereby increasing client demand, generating acceptable returns on incremental investment and enhancing the long-term value of the property and the company. In the past, we have been particularly successful at gaining local government approval for increased density at several of our assets, providing the opportunity to enhance value at a particular location. Our strong regional relationships and recognized re-development expertise have enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn attractive returns on these development opportunities through multiple business cycles.
Sustainability
Our Strategy
We are committed to maximizing long-term value for our shareholders through, among other strategies, actively working to promote our growth and operations sustainably and responsibly across our six dynamic gateway markets. BXP’s sustainability strategy is to conduct our business, the development, ownership and operation of new and existing buildings, in a manner that contributes to positive outcomes for our clients, shareholders, employees and the communities in which we operate (collectively, our “stakeholders”). We are focused on developing and maintaining healthy, high-performance buildings, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, and climate change. We undertake electric, steam, and natural gas efficiency projects and procurement initiatives to reduce energy-related operating expense growth and primary fossil fuel consumption. These initiatives have also contributed to lower greenhouse gas (“GHG”) emissions and compliance with building performance standards in the New York and Boston markets. Through our efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our stakeholders.
Sustainability Leadership
BXP is a widely recognized industry leader in sustainability, and our 2025 highlights include:
•BXP achieved carbon-neutral operations for GHG emissions Scopes 1 and 2
•BXP ranked among the top real estate companies in the GRESB assessment, earning a tenth consecutive 5-star rating. 2025 was the 14th consecutive year that BXP earned the GRESB “Green Star” designation
•BXP maintained an MSCI rating of “AA” and a CDP score of “B”
•BXP was named to Newsweek’s America’s Most Responsible Companies 2026 for the sixth consecutive year, ranking in the top half of 600 companies, and was also named to Newsweek’s America’s Greenest Companies 2026 with a 5-star rating
•BXP was named a Fitwel Best in Building Health Award winner by the Center for Active Design for the ninth time
•BXP earned the City of Boston’s Building Emissions Reduction and Disclosure Ordinance's (BERDO) Energy Efficiency Spotlight, highlighting our retro-commissioning efforts in Boston
•BXP was named a Sustainalytics Low Carbon Leader
•BXP continued its tenure as an inaugural Platinum Level Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy
Our leadership position is due, in part, to our establishment of environmental goals, the periodic reporting of progress toward our goals and the achievement of these goals, which we report in an annual Sustainability & Impact Report that is made available on our website at http://www.bxp.com under the heading “Commitment”. We have publicly adopted energy, water, building certification, waste and GHG emissions goals, including a commitment to achieving carbon-neutral operations (for direct and indirect Scope 1 and Scope 2 GHG emissions) by the end of 2025 from our occupied and actively managed buildings where we have operational control. We have also provided climate-related disclosures aligned with the recommendations of the Task Force on Climate-Related Financial Disclosures (“TCFD”). Detailed information on these goals and targets and our TCFD disclosures are included in our Sustainability & Impact Reports. We expect to publish our next report in April 2026.

The Sustainability & Impact Reports and the related information contained on our website (or that can be accessed through our website) are not incorporated by reference into this Annual Report on Form 10-K.
Sustainability Accounting Standards Board (“SASB”) Disclosures
The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposed sustainability accounting metrics designed for disclosure in mandatory filings, such as the Annual Report on Form 10-K, and serves as the framework against which we have aligned our disclosures for sustainability information. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of the eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Our energy and water data is collected from utility bills and submeters and is assured by an independent, third-party assurance expert, which includes all 2024 SASB energy and water metrics. During the 2025 calendar year, 64 buildings representing 50% of BXP’s total in-service portfolio were ENERGY STAR certified. A licensed professional has verified all ENERGY STAR applications.
The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2024 for which data were available on occupied and actively managed office buildings where we had operational control.1,2,3,4,5,6
_______________
(1)Full 2025 calendar year energy and water data will not be available and assured by a third party until April 2026. Therefore, 2024 is the most recent year for which complete and third-party assured energy and water data is available.
(2)The charts reflect the performance of our occupied and actively managed office portfolio. We define “occupied buildings” as those with no more than 50% vacancy. Actively managed office buildings are multi-tenant buildings over which we have operational control of building system performance and investment decisions. At the end of the 2024 calendar year, our occupied and actively managed office portfolio included 75 buildings totaling 39.6 million gross square feet, and it accounted for approximately 73% of BXP’s total in-service portfolio by area.
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
(6)2020 and 2021 data reflect the combined impacts of efficiency measures and reduced physical occupancy due to the COVID-19 pandemic.
Human Capital Management
As of December 31, 2025, we had 714 non-union employees and 112 union employees. Because the unions control the primary aspects of the hiring process, except as otherwise noted, all data provided in this Human Capital Management section refers to BXP’s non-union employee workforce only.

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
Culture & Employee Engagement
We believe that the success of our business is tied to the quality of our workforce, and we strive to maintain a corporate environment without losing the entrepreneurial spirit with which we were founded more than 55 years ago. By providing a quality workplace and comprehensive benefit programs, we recognize the commitment of our employees to bring their talent, energy and experience to us. Our continued success will depend on our employees’ expertise and dedication. Our workforce, as referred to in this section, excludes intern employees and union employees for which the unions control primary aspects of the hiring process.
We periodically conduct employee engagement surveys to monitor our employees’ satisfaction in different aspects of their employment, including company performance, leadership, communication, career development and benefits offerings. Past employee responsiveness to the engagement surveys has been consistently high and the results help inform us on matters that our employees view as key contributors to a positive work experience. Based on the most recent employee engagement survey conducted in 2025, with a 93% response rate, the overall company-wide result was a “favorable” rating. The results affirmed that BXP is healthy across core areas such as company performance, leadership and management. We intend to continue to periodically evaluate employee engagement as needed on a meaningful basis.
Another indicator of the success of our efforts in the workplace is the long tenure of our employees. Approximately 34% of our employees have worked at BXP for ten or more years. The average tenure of our employees is approximately 9.8 years and that of our officers is 18.3 years. In 2025, our voluntary workforce turnover rate was 7.6%.
Career Development & Training
We invest significant resources in our employees’ personal and professional growth and development and provide a wide range of tools and development opportunities that build and strengthen employees’ leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, executive town halls and external programs. We foster an environment of growth and internal promotion and strive for a process that is grounded in efficiency, transparency and collaboration for our internal candidates. Open positions are posted, and employees are highly encouraged to apply for promotion within the organization. In 2025, more than 7% of our employees were promoted to elevated roles within our organization.
Compensation & Benefits
We designed our compensation program with the goal of providing a balanced and effective way of ensuring internal equity and market competitiveness in our pay practices. We have coupled external market-driven data with a comprehensive performance review assessment tool to strike the balance that best represents our compensation strategy and links pay to performance. On an annual basis, our Human Resources department evaluates market compensation ranges for each position to ensure we are appropriately compensating our employees. We believe this total rewards program directly aligns with our compensation and benefits strategy.
Our employee benefit programs are thoughtfully designed to meet the needs of our workforce by offering comprehensive and competitive programs to support our employees and their families. These programs provide flexibility and choice in coverage, valuable resources to protect and enhance financial security, and benefits that help balance work and personal life. Some of the benefits that we offer our employees include:

•health (including telehealth), dental and vision insurance,
•employer-subsidized health savings account,
•a 401(k) plan with a generous company matching contribution,
•an employee stock purchase plan that allows employees to purchase our common stock at a discount,
•health care and dependent care flexible spending accounts,
•income protection through our sick pay, salary continuation, long-term disability policies and life insurance and AD&D insurance,
•business travel accident insurance,
•a scholarship program for the children of non-officer employees,
•tuition reimbursement,
•a commuter subsidy to encourage and support the use of public transportation,
•paid vacation, holiday, personal days, a volunteer day program, and paid parental leave to balance work and personal life,
•wellness and mental health well-being programs,
•employee assistance program,
•matching charitable gift program,
•back-up care for children and elders, and
•pet insurance.
Health, Safety & Wellness
As one of the largest publicly traded premier workplace REITs (based on total market capitalization as of December 31, 2025) in the United States, we appreciate the influence of buildings on human health and its importance to our clients and employees. The health, safety and security of our employees, clients, contractors and other visitors to our properties are our highest priority. We have implemented numerous operational measures to promote better health and safety in our buildings, including measures related to indoor air quality in our buildings.
We believe the success of our employees is dependent upon their overall well-being, including their physical health, mental health, work-life balance and financial well-being. In addition to the benefits outlined above, we also offer our employees an Employee Wellness Program, an Employee Assistance Program and a Mental Health Well-Being Program. The Employee Wellness Program was established in 2016 to encourage employees to improve their health and well-being by offering a variety of activities and engaging content to meet individual wellness goals. Qualifying program participants receive a discount on a portion of their health insurance cost. The Employee Assistance Program includes services for childcare, eldercare, personal or work-related relationships, financial planning assistance, stress management, mental health, general wellness and self-help. BXP also offers a premium mental health wellbeing program that provides online resources and support for employees facing a wide variety of issues.
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
Investments in Real Estate Mortgages and Mezzanine Debt
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under the mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2025, we had one note receivable and two related-party note receivables outstanding, which totaled approximately $37.7 million, after adjustments for financing costs and the current expected credit loss allowance.
Securities of or Interests in Entities Primarily Engaged in Real Estate Activities
Subject to the percentage of ownership limitations and gross income and asset tests necessary for BXP’s REIT qualification and our debt covenants, we also may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.
Dispositions
Our long-term business strategy includes selective asset sales from time to time. In general, we decide to dispose or partially dispose of properties based upon a periodic review of our portfolio and the determination by the Board of Directors of BXP that doing so is in our best interests. However, a key component of our current strategic action plan introduced at our September 2025 Investor Day is the execution of a multi-year asset sales program to generate approximately $1.9 billion in net proceeds to fund our development pipeline and reduce leverage. See “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details on our asset sales program.
Any decision to dispose of a property or a partial interest in a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2025, we had one property that was subject to a tax protection agreement, which may limit our ability to dispose of the asset or require us to pay damages to the prior owner in the event of a taxable sale in violation of the agreement. The tax protection agreement expires on December 14, 2033, or earlier upon the occurrence of certain events.
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
For example, in February 1999, we (through a joint venture) acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We developed an office park on the property. We engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue monitoring and/or remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify us for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses and contractual limitations, including time limits and limits on the specific use of the property, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.
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

Corporate Governance
BXP is currently governed by an eleven-member Board of Directors. The current members of the Board of Directors of BXP are Bruce W. Duncan, Diane J. Hoskins, Mary E. Kipp, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Timothy J. Naughton, Julie G. Richardson, Owen D. Thomas, William H. Walton III, and Derek A. (Tony) West. All directors of BXP’s Board of Directors stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
Owen D. Thomas currently serves as the Chairman of BXP’s Board of Directors and Joel I. Klein serves as its Lead Independent Director. The Board of Directors of BXP also has Audit, Compensation, Nominating and Corporate Governance and Sustainability Committees. The membership of each of these committees is set forth below.

	Audit		Compensation		Nominating and Corporate Governance		Sustainability
Bruce W. Duncan	X	(1)	X		X
Diane J. Hoskins					X		X	(1)
Mary E. Kipp	X						X
Joel I. Klein (2)
Douglas T. Linde							X
Matthew J. Lustig					X	(1)	X
Timothy J. Naughton			X	(1)			X
Julie G. Richardson	X
Owen D. Thomas (3)							X
William H. Walton III			X
Derek A. (Tony) West			X

X=Committee member, (1)=Committee Chair, (2)=Lead Independent Director, (3)=Chairman of BXP’s Board of Directors
BXP has the following corporate governance documents and procedures in place:
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
•The Board of Directors has adopted a Policy on Political Spending, a copy of which is available on our website at http://www.bxp.com under the heading “Investors” and the subheading “Governance” with the name “Policy on Political Spending.” We disclose all political spending on our website and update such disclosures biannually.

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
In addition, at December 31, 2025, we had seven residential properties (including three under construction) and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular,
•For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.
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

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first four paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Annual Report on Form 10-K.
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
Substantially all of our revenue is derived from properties located in six markets: Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space and/or a reduction in rents. Because our portfolio consists primarily of premier workplace buildings (as compared to a more diversified real estate portfolio), a decrease in demand for workplaces in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market, we focus on leasing our properties to governmental contractors and legal firms. In our West Coast markets, our leasing is focused on clients in the technology and media industries, as well as legal firms. In addition, in our New York market, we have historically leased properties to financial, legal and other professional firms. A reduction in spending by the Federal Government, sustained changes in space utilization due to remote work models and/or changes from workforce reductions due to artificial intelligence, and/or a significant downturn in one or more of the foregoing sectors have resulted in, and could continue to result in, reduced demand for office space and adversely affect our results of operations.
In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an impairment of a long-lived asset or an “other than temporary” impairment in the value of our investments in unconsolidated joint ventures. For the year ended December 31, 2025, BXP and BPLP recognized impairments of long-lived assets of approximately $85.8 million and $82.9 million, respectively, and one of our investments in an unconsolidated joint venture recognized an “other than temporary” impairment of approximately $145.1 million. For additional information on these impairments, see Notes 3 and 6 to the Consolidated Financial Statements. Any future impairments could have a material adverse effect on our results of operations in the period in which the charge is taken.
Market and economic volatility due to adverse economic and political conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economic conditions in the markets in which our properties are located. Such adverse economic and political conditions may include, among other issues, inflation, elevated interest rates, policy changes, prolonged labor market challenges impacting the recruitment and retention of talent, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and distributions as a result of the following, among other potential consequences:

•federal policy changes, such as the implementation of tariffs that have resulted in, and may continue to result in, global supply chain disruptions and/or sustained inflation, could negatively impact interest rates, potential changes to U.S. federal tax laws and budgetary changes related to government leases;
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
•one or more lenders under our line of credit could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
•one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments. For example, in connection with our offering of 2.00% Exchangeable Senior Notes due 2030 in September 2025, we entered into capped call transactions with certain option counterparties. The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Further, global economic conditions have resulted in the actual or perceived failure or financial difficulties of certain financial institutions and could adversely impact the option counterparties’ performance under the capped call transactions. We can provide no assurances as to the financial stability or viability of the option counterparties.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts of key personnel, particularly Owen D. Thomas, Chief Executive Officer, Douglas T. Linde, President and Michael E. LaBelle, Executive Vice President, Chief Financial Officer & Treasurer. Among the reasons that Messrs. Thomas, Linde and LaBelle are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential clients and industry personnel could diminish.
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
•sustained changes in client preferences and space utilization from full-time, collective in-person work environments to hybrid or remote work models and/or changes from workforce reductions due to artificial intelligence, which could decrease overall demand for workplaces and negatively impact market rental rates and property values;
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
•civil disturbances, earthquakes and other natural disasters or terrorist acts or acts of war which may result in uninsured or underinsured losses or decrease the desirability of our properties to our clients in impacted locations;
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
We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other parties that are known as “mixed-use” properties. For mixed-use developments, this means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We are also developing, and may in the future develop, residential buildings. We have less experience in developing and managing non-office and non-retail real estate than we do with office real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties than with office and retail properties, we retain third parties to manage our residential properties. When we hire a third-party manager, we are dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
Our use of joint ventures may limit our control over jointly owned investments and limit our flexibility to acquire other assets.
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
We have acquired in the past and in the future may acquire properties through the acquisition of first mortgage or mezzanine debt. Investments in these loans must be carefully structured to ensure that BXP continues to satisfy the various asset and income requirements applicable to REITs. If we fail to properly structure any such acquisition, BXP could fail to qualify as a REIT. In addition, acquisitions of first mortgage or mezzanine loans subject us to the risks associated with the borrower’s default, including potential bankruptcy, and there may be significant delays and costs associated with the process of foreclosure on collateral securing or supporting these investments.  There can be no assurance that we would recover any or all of our investment in the event of such a default or bankruptcy.
We have acquired in the past and in the future may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in BPLP. Among other things, this acquisition structure has the effect of reducing the amount of tax depreciation we can deduct over the tax life of the acquired properties, and it typically requires that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

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
Properties like the ones that we own could be difficult to sell due to adverse economic conditions, a lack of available buyers and other conditions outside of our control. This may limit our ability to change our portfolio promptly in response to changes in economic or other conditions or to execute on our multi-year asset sales program. Any such inability to dispose of certain assets on the timelines we anticipate or on terms that are favorable to us, or at all, could negatively impact the proceeds we expect the multi-year asset sales program to generate, and accordingly, could adversely affect our financial condition and results of operations.
In addition, federal tax laws limit our ability to sell properties, which may affect our ability to sell properties without adversely affecting returns to our securityholders and our ability to dispose of certain of our properties is further constrained by their tax attributes. Properties that we developed and have owned for a significant period of time or that we acquired through tax deferred contribution transactions in exchange for partnership interests in BPLP often have low tax bases. Furthermore, as a REIT, BXP may be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if BXP is deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Code applicable to REITs, which in turn would impact our future cash flow and may increase our leverage. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or taxprotected properties efficiently we from time to time use like-kind exchanges, which are intended to qualify for nonrecognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).

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
As of December 31, 2025, the U.S. Government was one of our clients and we are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal Government and bar us from entering into future leases and other contracts with the Federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
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
Actual or threatened terrorist attacks or other criminal acts may adversely affect our ability to generate revenues and the value of our properties.
We have significant investments in large metropolitan markets that have been, and may continue to be, the targets of actual or threatened terrorism attacks and other criminal acts, including Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. As a result, some clients in these markets may (1) choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity and/or (2) perceive a need for or request security enhancements. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties, necessitate that we lease our properties on less favorable terms or both, and/or increase our costs related to security, equipment and personnel. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—Some potential losses are not covered by insurance.”
We face risks associated with security breaches, incidents and compromises through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
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
Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures designed to manage the risk of a security breach, incident, compromise or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches, incident, compromise or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access of our network, mishandling or misuse, computer viruses or malware, cyber attacks and intrusions and other events of varying degrees. To date, these events have not had, individually or in the aggregate, a material adverse effect on our operations or business. However, a security breach, incident, compromise or other significant disruption involving our IT networks and related systems could:
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
We use artificial intelligence and machine learning technology (collectively, “AI”) capabilities with the goal of enhancing efficiencies in conducting our business. Our deployment and application of AI remains ongoing. While these AI tools hold promise in optimizing our work processes and driving efficiencies, their use, whether authorized or unauthorized, presents risks, challenges and unintended consequences that could adversely affect our business and results of operations or those of our clients. These include, but are not limited to:
•the release, leak or disclosure of proprietary, confidential, sensitive or otherwise valuable information as a result of or in connection with our use of AI tools;
•the incorporation of AI by our workforce (even when used in accordance with our guidelines) and our clients, vendors, contractors and other third-parties into their products or services, with or without our knowledge, in a manner that could give rise to allegations, legal claims and other issues pertaining to data privacy, information security, proprietary information and intellectual property considerations;
•the production of incomplete, inaccurate or otherwise flawed outputs, some of which may be difficult to detect, and the reliance on such outputs which could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, legal liability, errors in our decision-making, process development or other business activities or otherwise have a negative impact on us; and
•the evolving legal regulations relating to AI, which may require significant resources to modify and maintain business practices to comply with applicable law or otherwise result in legal or regulatory action or create additional liabilities, the nature of which cannot be determined at this time.
We have implemented guidelines and policies specifically governing the use of AI tools in the workplace. Although we aim to use AI responsibly and securely and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. There can be no assurance that we will properly implement AI, and the failure to do so could have a material adverse effect on our results of operations or financial condition.
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
Public health crises such as pandemics and similar outbreaks could adversely impact our business. The full extent to which any future pandemic or similar outbreak may impact our operations and those of our clients will depend on future developments, which are highly uncertain and cannot be predicted. Factors related to any public health crises that could have a material adverse effect on our results of operations and financial condition include:
•changes made by companies in response to a pandemic that could lead to a sustained shift away from collective in-person work environments or relocations away from the markets in which we operate, either of which could adversely affect the overall demand for workplaces in the regions in which we operate;
•reduced economic activity and/or supply chain disruptions or delays in delivery of products, services or other materials necessary for our clients that impact our clients’ businesses, financial condition or liquidity, may cause, one or more of our clients to be unable to meet their obligations to us, including their ability to make timely rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy. Any one or more of the foregoing could:
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
•the impact of governmental and business travel limitations and restrictions could result in temporary or sustained periods of decreased demand for stays at our hotel property;
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
Risks Related to Our Indebtedness and Financing
Our maturing debt bears interest at lower rates than the current market rates, which has increased, and may continue to increase our interest costs which could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
As of February 20, 2026, we had $2.3 billion outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at a variable rate, and we may incur more indebtedness in the future. Approximately $0.9 billion of our variable rate debt has been hedged with interest rates swaps to fix SOFR for all, or a portion of the applicable debt term. As current interest rates remain higher than interest rates on our maturing debt, the interest costs on our debt have increased, which, if current rates are sustained or continue to increase, could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, elevated interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, high interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
We have had and may in the future have agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt. As of December 31, 2025, we had one tax protection agreement that could restrict our ability to repay or finance debt.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
As of February 20, 2026, our Consolidated Debt was approximately $15.6 billion (excluding unconsolidated joint venture debt).

The following table presents Consolidated Market Capitalization and the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 20, 2026
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,629	158,629	$9,657,334
Common Operating Partnership Units	18,830	18,830	1,146,370	(2)
Total Equity (A)		177,459	$10,803,704

Consolidated Debt (B)			$15,611,475

Consolidated Market Capitalization (A + B)			$26,415,179
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			59.10%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on February 20, 2026 of $60.88.
(2)Includes LTIP Units (including 2012 OPP Units and earned MYLTIP Units that were granted between 2013 - 2023), but excludes 2025 OPP Units and MYLTIP Units granted between 2024 and 2026 because the performance period for those awards has not yet ended.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by two major rating agencies. However, there can be no assurance that we will be able to maintain these ratings. In the event our senior debt is downgraded from its current ratings, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of BXP’s stock price, or BPLP’s ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.
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
Provisions in BXP’s charter and bylaws and the limited partnership agreement of BPLP, as well as provisions of the Code and Delaware corporate law, may:
•delay or prevent a change of control over BXP or a tender offer, even if such action might be beneficial to BXP’s stockholders; and
•limit BXP’s stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.
Stock Ownership Limit
To facilitate maintenance of BXP’s qualification as a REIT and to otherwise address concerns relating to concentration of stock ownership, BXP’s charter generally prohibits the ownership, directly, indirectly or beneficially, by any single stockholder of more than 6.6% of the number of outstanding shares of any class or series of its common stock. We refer to this limitation as the “ownership limit.” BXP’s Board of Directors may, in its sole discretion, waive or modify the ownership limit with respect to one or more persons if it is satisfied that ownership in excess of this limit will not jeopardize BXP’s status as a REIT for federal income tax purposes. In addition, under BXP’s charter, each of Mortimer B. Zuckerman and the respective families and affiliates of Mortimer B. Zuckerman and Edward H. Linde, as well as, in general, pension plans and mutual funds, may actually and beneficially own up to 15% of the number of outstanding shares of any class or series of BXP’s equity common stock. Shares owned in violation of the ownership limit will be subject to the loss of rights to distributions and voting and other penalties. The ownership limit may have the effect of inhibiting or impeding a change in control.
BPLP’s Partnership Agreement
BXP has agreed in the limited partnership agreement of BPLP not to engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners of BPLP other than BXP receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of BXP common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of BXP common stock received in the transaction. If these limited partners would not receive such consideration, then we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction. In addition, BXP has agreed in the limited partnership agreement of BPLP that it will not complete specified extraordinary transactions, including among others, business combinations, in which BXP receives the approval of its common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction or (2) the limited partners of BPLP are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if BXP’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before it can complete the transaction:
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
Our operating and financial policies, including our policies with respect to acquisitions and dispositions of real estate, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by BXP’s Board of Directors. Accordingly, our securityholders do not control these policies.
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
In connection with and subsequent to BXP’s initial public offering, we have completed private placement transactions in which shares of stock of BXP or partnership interests in BPLP were issued to owners of properties we acquired or to institutional investors. This common stock, or common stock issuable in exchange for such partnership interests in BPLP, may be sold in the public securities markets over time under registration rights we granted to these investors. Additional common stock issuable under our employee benefit and other incentive plans, including as a result of the grant of stock options and restricted equity securities, may also be sold in the market at some time in the future. Future sales of BXP common stock in the market could adversely affect the price of its common stock. We cannot predict the effect the perception in the market that such sales may occur will have on the market price of BXP’s common stock.
Our involvement in legal proceedings and other claims may result in substantial monetary and other costs that have a material adverse effect on our results of operations.
From time to time, we are involved in legal proceedings and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our vendors, contractors, clients or other contractual parties in which such parties have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses and/or added as an additional insured under certain insurance policies. An unfavorable resolution of any legal proceeding or other claim could have a material adverse effect on our financial condition or results from operations. Regardless of their outcome, legal proceedings and other claims may result in substantial costs and expenses and significantly divert the attention of our management. With respect to any legal proceeding or other claim, there can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome, or that our insurance or the insurance and/or any contractual indemnities of our vendors, contractors, clients or other contractual parties will be sufficient to cover all of our defense costs or any resulting liabilities.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Our information technology (“IT”) networks and related systems are essential to the efficient operation of our business and our ability to perform day-to-day operations (including managing our building systems and accounting for our business operations). In some cases, our clients’ operations depend on our building systems. The risk of a security breach, incident, compromise or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access of our network, mishandling or misuse, computer viruses or malware, cyber-attacks and intrusions and other events of varying degrees. To date, these events have not, individually or in the aggregate, had a material adverse effect on our operations or business. In addition, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors” for additional discussion of the cybersecurity risks related to our Company.
Cybersecurity Risk Management & Strategy
We have implemented and maintain a cybersecurity program that is designed to identify, assess and manage risks from cybersecurity threats and was established by reference to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The primary goal of our cybersecurity program is to prevent cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We aim to take an active approach to monitoring and evaluating our cybersecurity threat environment and risk profile as part of our cybersecurity program, which is administered by our information systems (“IS”) department and led by our Senior Vice President, Chief Information Officer (“CIO”). Our CIO is primarily responsible for the direction and implementation of technology, applications and security at BXP and has 30 years of technology experience developed across multiple industries, including commercial real estate, in guiding organizations through strategic initiatives that span technology, cybersecurity, and digital transformations.
We maintain written information security policies and procedures, including a Cybersecurity Incident Response Plan (“CIRP”) for incidents involving potential or actual compromises of information security. Our CIRP is overseen by the cyber executive response team, which is chaired by our Vice President, Risk Management and includes representatives from our IS and legal departments. In the event of a cybersecurity incident, we have established procedures to (i) mobilize third-party subject matter experts and (ii) notify executive leadership and the Audit Committee and/or the full Board of Directors, in each case, as appropriate.
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
•Regular cybersecurity awareness trainings & simulations. We conduct cybersecurity awareness training for employees and primary on-site providers during onboarding and at least annually thereafter. In addition to annual trainings, we conduct regular phishing simulations in an effort to raise awareness of spoofed or manipulated electronic communications and other security threats, as well as annual tabletop simulations.
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
We utilize certain third-party service providers to perform select functions. These third-party service providers also face cybersecurity threats, and a cybersecurity incident impacting any of our third-party service providers could also indirectly affect our operations, performance and results of operations. To date, none of our third-party service providers’ cybersecurity incidents have been, individually or in the aggregate, material to us. We have a data security committee, consisting of members from various BXP departments, including IS, legal and risk management, that meets periodically to assess, identify and manage cybersecurity risks related to certain third-party service providers and to protect our critical financial and sensitive business information, as well as personally identifiable information (collectively, “Sensitive Information”). The data security committee has implemented processes for evaluating the risk profile of those service providers that handle or have access to Sensitive Information, which informs applicable contractual obligations with these service providers. This evaluation, which occurs prior to onboarding, is designed to consider the nature of the services to be provided, the level of sensitivity and quantity of the information that the service provider handles or has access to, and the identity of the service provider.
Cybersecurity Governance
Our Board of Directors is primarily responsible for risk oversight and discharges its responsibility directly and indirectly through its committees. In general, our risk management is designed to be facilitated through a top-down and bottom-up communication structure whereby the Board and/or its committees provide oversight and direction, and management is charged with the day-to-day management of risks, regular assessment of the risk environment and regular reporting to the Board, which may include management reports and reports from outside advisors and consultants engaged by the Board, a specific committee or management, as appropriate. This overall risk management and oversight framework includes risks related to cybersecurity threats.
Pursuant to its charter, the Audit Committee oversees management’s risk management processes related to assessing, identifying and managing cybersecurity risks in an effort to, among other things, help align our risk exposure with our strategic objectives. Our CIO meets with our Audit Committee at least two times each year to discuss, among other things, recent trends in cyber risks, cybersecurity incidents, if any, and our cybersecurity defense strategy to protect against cyber-attacks and intrusions. These discussions with the Audit Committee are led by our CIO and senior management. The Audit Committee provides regular updates to the full Board of Directors on matters under its purview, including risk management and cybersecurity matters.

Item 2. Properties.
At December 31, 2025, we owned or had joint venture interests in 179 commercial real estate properties, aggregating approximately 52.6 million net rentable square feet of primarily premier workplaces, including eight properties under construction/redevelopment totaling approximately 3.5 million net rentable square feet. Our properties consisted of (1) 157 office and life sciences properties (including four properties under construction/redevelopment), (2) 14 retail properties (including one property under construction), (3) seven residential properties (including three properties under construction) and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2025, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Occupied as of December 31, 2025 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	98.8%	1	1,970,335
200 Clarendon Street	Boston, MA	99.9%	1	1,700,914
601 Lexington Avenue (55% ownership)	New York, NY	99.9%	1	1,671,682
399 Park Avenue	New York, NY	100.0%	1	1,567,470
Salesforce Tower	San Francisco, CA	98.0%	1	1,420,682
800 Boylston Street - The Prudential Center	Boston, MA	95.7%	1	1,274,213
7 Times Square (55% ownership)	New York, NY	80.2%	1	1,238,724
100 Federal Street (55% ownership)	Boston, MA	92.5%	1	1,233,943
Colorado Center (50% ownership) (2)	Santa Monica, CA	89.6%	6	1,130,066
Santa Monica Business Park	Santa Monica, CA	83.4%	14	1,104,377
599 Lexington Avenue	New York, NY	89.8%	1	1,104,276
Reston Next	Reston, VA	97.9%	2	1,063,299
250 West 55th Street	New York, NY	98.3%	1	966,976
Embarcadero Center Four	San Francisco, CA	87.9%	1	945,594
111 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	860,446
200 Fifth Avenue (26.69% ownership) (2)	New York, NY	59.0%	1	846,506
Embarcadero Center One	San Francisco, CA	70.1%	1	838,051
Embarcadero Center Two	San Francisco, CA	73.4%	1	804,891
Atlantic Wharf Office (55% ownership)	Boston, MA	100.0%	1	793,024
Gateway Commons (50% Ownership) (2) (3)	South San Francisco, CA	67.1%	5	792,728
Embarcadero Center Three	San Francisco, CA	75.6%	1	786,411
Safeco Plaza (33.67% ownership) (2)	Seattle, WA	77.5%	1	762,541
Madison Centre	Seattle, WA	82.1%	1	754,011
7750 Wisconsin Avenue (50% ownership) (2)	Bethesda, MD	100.0%	1	735,573
Dock 72 (50% ownership) (2)	Brooklyn, NY	42.7%	1	668,521
100 Causeway Street (50% ownership) (2)	Boston, MA	100.0%	1	633,818
South of Market	Reston, VA	100.0%	3	624,387
Mountain View Research Park (4)	Mountain View, CA	53.9%	16	571,884
Fountain Square	Reston, VA	95.0%	2	524,113

Properties	Location	% Occupied as of December 31, 2025 (1)	Number of Buildings	Net Rentable Square Feet
901 New York Avenue	Washington, DC	82.4%	1	524,021
680 Folsom Street	San Francisco, CA	59.2%	2	522,406
101 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	506,476
145 Broadway	Cambridge, MA	99.6%	1	490,086
2100 Pennsylvania Avenue	Washington, DC	95.0%	1	475,849
2200 Pennsylvania Avenue	Washington, DC	89.3%	1	460,039
360 Park Avenue South (71.11% ownership) (2)	New York, NY	33.2%	1	448,112
Bay Colony Corporate Center	Waltham, MA	79.7%	2	435,917
One Freedom Square	Reston, VA	87.8%	1	427,646
Two Freedom Square	Reston, VA	100.0%	1	423,222
325 Main Street	Cambridge, MA	96.5%	1	406,824
The Hub on Causeway - Podium (50% ownership) (2)	Boston, MA	94.8%	1	382,988
888 Boylston Street - The Prudential Center	Boston, MA	96.2%	1	377,574
One and Two Discovery Square	Reston, VA	89.7%	2	366,989
Weston Corporate Center	Weston, MA	12.6%	1	356,995
510 Madison Avenue	New York, NY	80.3%	1	352,589
One Reston Overlook	Reston, VA	100.0%	1	319,519
535 Mission Street	San Francisco, CA	86.3%	1	303,322
Waltham Weston Corporate Center	Waltham, MA	73.0%	1	301,611
230 CityPoint	Waltham, MA	97.0%	1	299,304
Wisconsin Place Office	Chevy Chase, MD	52.6%	1	295,845
17Fifty Presidents Street	Reston, VA	100.0%	1	275,809
Democracy Tower	Reston, VA	99.3%	1	259,441
355 Main Street	Cambridge, MA	100.0%	1	256,966
1330 Connecticut Avenue	Washington, DC	95.9%	1	253,375
10 CityPoint	Waltham, MA	98.6%	1	236,570
510 Carnegie Center	Princeton, NJ	72.4%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (2)	Washington, DC	96.8%	1	230,900
90 Broadway	Cambridge, MA	100.0%	1	223,771
255 Main Street	Cambridge, MA	82.5%	1	215,394
20 CityPoint	Waltham, MA	98.1%	1	211,476
77 CityPoint	Waltham, MA	90.2%	1	209,382
Sumner Square	Washington, DC	92.9%	1	208,797
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park (5)	San Jose, CA	58.4%	5	191,033
890 Winter Street	Waltham, MA	88.6%	1	180,155
150 Broadway	Cambridge, MA	100.0%	1	177,226
Capital Gallery	Washington, DC	77.3%	1	176,909
Reservoir Place (6)	Waltham, MA	55.0%	1	164,993
206 Carnegie Center	Princeton, NJ	—%	1	161,763
210 Carnegie Center	Princeton, NJ	27.5%	1	159,468
Kingstowne Two	Alexandria, VA	53.5%	1	157,163
105 Broadway	Cambridge, MA	100.0%	1	152,664

Properties	Location	% Occupied as of December 31, 2025 (1)	Number of Buildings	Net Rentable Square Feet
212 Carnegie Center	Princeton, NJ	69.9%	1	148,942
214 Carnegie Center	Princeton, NJ	62.8%	1	146,799
2440 West El Camino Real	Mountain View, CA	56.3%	1	142,711
506 Carnegie Center	Princeton, NJ	95.1%	1	139,050
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	73.7%	1	134,068
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
101 Carnegie Center	Princeton, NJ	81.8%	1	122,791
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
502 Carnegie Center	Princeton, NJ	94.8%	1	121,460
1265 Main Street (50% ownership) (2)	Waltham, MA	100.0%	1	120,681
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
153 Second Avenue	Waltham, MA	100.0%	1	104,278
104 Carnegie Center	Princeton, NJ	72.2%	1	101,969
103 Carnegie Center	Princeton, NJ	69.1%	1	96,322
Reston Next Office Phase II	Reston, VA	6.0%	1	86,629
Reservoir Place North	Waltham, MA	100.0%	1	73,258
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
211 Carnegie Center	Princeton, NJ	—%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
690 Folsom Street	San Francisco, CA	100.0%	1	26,080
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500
Subtotal for Office Properties		86.8%	143	44,824,268
Life Sciences
180 CityPoint	Waltham, MA	55.2%	1	329,195
200 West Street	Waltham, MA	86.1%	1	273,361
125 Broadway	Cambridge, MA	100.0%	1	271,000
880 Winter Street	Waltham, MA	92.3%	1	243,614
300 Binney Street (55% ownership)	Cambridge, MA	100.0%	1	239,908
103 CityPoint	Waltham, MA	—%	1	112,842
33 Hayden Avenue	Lexington, MA	100.0%	1	80,872
250 Binney Street	Cambridge, MA	100.0%	1	67,362
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
211 Second Avenue	Waltham, MA	51.2%	1	49,815
Subtotal for Life Sciences Properties		80.2%	10	1,723,893
Retail
The Prudential Center (retail shops)	Boston, MA	95.7%	1	590,080
Fountain Square Retail	Reston, VA	90.9%	1	196,421
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288
Santa Monica Business Park Retail	Santa Monica, CA	86.8%	7	73,006
Star Market at the Prudential Center	Boston, MA	100.0%	1	60,015

Properties	Location	% Occupied as of December 31, 2025 (1)		Number of Buildings	Net Rentable Square Feet
Avant Retail	Reston, VA	100.0%		1	26,179
The Point	Waltham, MA	100.0%		1	16,300
Subtotal for Retail Properties		95.0%		13	1,050,289
Residential
Skymark - Reston Next Residential (508 units) (20% ownership) (2)	Reston, VA	93.5%		1	417,036
The Skylyne (402 units)	Oakland, CA	93.3%		1	330,996
Hub50House (440 units) (50% ownership) (2)	Boston, MA	93.2%		1	320,444
The Lofts at Atlantic Wharf (86 units) (5)	Boston, MA	91.9%		1	87,096
Subtotal for Residential Properties		93.3%	(7)	4	1,155,572	(8)
Hotel
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	78.7%	(9)	1	334,260	(10)
Subtotal for Hotel Property		78.7%		1	334,260
Subtotal for In-Service Properties		86.7%		171	49,088,282
Properties Under Construction/Redevelopment (11)
Office
725 12th Street (redevelopment)	Washington, DC	87.0%		1	320,000
343 Madison Avenue	New York, NY	29.0%		1	930,000
Laboratory/Life Sciences
290 Binney Street (55% ownership)	Cambridge, MA	100.0%		1	573,000
651 Gateway (redevelopment) (50% ownership) (2) (12)	South San Francisco, CA	21.0%		1	327,000
Residential
121 Broadway Street (439 units)	Cambridge, MA	—%		1	492,000
17 Hartwell Avenue (312 Units) (20% ownership) (2)	Lexington, MA	—%		1	290,100
290 Coles Street (670 Units) (19.46% ownership) (2)	Jersey City, NJ	—%		1	560,000
Retail
Reston Next Retail (13)	Reston, VA	70.0%		1	30,000
Subtotal for Properties Under Construction/Redevelopment		61.2%	(14)	8	3,522,100
Total Portfolio				179	52,610,382
_______________
(1)Represents signed leases for in-service properties for which revenue recognition has commenced in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)Property is an unconsolidated joint venture.
(3)Includes 681 Gateway, which is a laboratory/life sciences property. On January 2, 2026, we sold our interest in the joint venture that owns Gateway Commons (See Note 17 to the Consolidated Financial Statements).
(4)Includes 453 Ravendale Drive.
(5)The property was sold subsequent to December 31, 2025 (See Note 17 to the Consolidated Financial Statements).
(6)During the first quarter of 2025, approximately 361,000 net rentable square feet was taken out of service to be held for future redevelopment.
(7)Percentage occupied is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2025.
(8)Includes 22,442 square feet of retail space that is approximately 42.9% occupied as of December 31, 2025. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2025.
(9)Represents the weighted-average room occupancy for the year ended December 31, 2025. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2025.

(10)Includes 4,260 square feet of retail space that is 100% occupied as of December 31, 2025. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2025.
(11)Represents percentage leased as of February 20, 2026, including leases with future commencement dates. Percentage leased excludes 651 Gateway which was sold on January 2, 2026.
(12)The property was 27% placed in-service as of December 31, 2025. On January 2, 2026, we sold our interest in the joint venture that owns 651 Gateway (See Note 17 to the Consolidated Financial Statements).
(13)The property was fully placed in-service on January 16, 2026.
(14)Total percentage occupied excludes Residential and 651 Gateway which was sold on January 2, 2026.
Percentage Occupied and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage occupied and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2025	2024	2023	2022	2021
Percentage occupied (1)	86.7%	87.5%	88.4%	88.6%	88.8%
Average annualized revenue per square foot (2)	$83.47	$81.21	$78.81	$75.99	$73.76
_______________
(1)Represents the quotient obtained by dividing (A) the aggregate number of square feet subject to signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP by (B) the total number of square feet in our in-service portfolio.
(2)Represents the monthly contractual base rents and recoveries from clients under existing leases as of December 31, of each year presented, multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2025, 2024, 2023, 2022 and 2021 for the succeeding twelve-month period were $3.19, $2.14, $2.47, $1.56, and $2.15, respectively.
Top 20 Clients by Square Feet
Our 20 largest clients by square feet as of December 31, 2025 were as follows:

	Client	Square Feet (1)	% of In-Service Portfolio (1)
1.	Salesforce	891,231	2.13%
2.	Google	836,110	2.00%
3.	Fannie Mae	710,121	1.70%
4.	Akamai Technologies	658,578	1.58%
5.	Snap	607,287	1.45%
6.	Microsoft	599,200	1.43%
7.	Ropes & Gray	522,173	1.25%
8.	Kirkland & Ellis	511,174	1.22%
9.	Biogen	423,664	1.01%
10.	Integrated Holding Group	408,118	0.98%
11.	Bain Capital	378,284	0.91%
12.	Marriott	367,787	0.88%
13.	Allen Overy Shearman Sterling	362,982	0.87%
14.	Leidos	352,394	0.84%
15.	Blue Cross Blue Shield	347,618	0.83%
16.	Arnold & Porter Kaye Scholer	344,605	0.82%
17.	Bechtel Corporation	340,857	0.82%
18.	WeWork	337,457	0.81%
19.	Mass Financial Services	313,584	0.75%
20.	Bank of America	299,985	0.72%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).
Client Industry Diversification
Our client industry diversification by square feet as of December 31, 2025 was as follows:

Sector	% of In-Service Portfolio (1)
Technology & Media	21.0%
Legal Services	17.1%
Financial Services - all other	14.4%
Life Sciences	8.9%
Real Estate & Insurance	8.8%
Other Professional Services	7.6%
Retail	6.2%
Financial Services - commercial & investment banking	5.7%
Manufacturing	4.7%
Government / Public Administration	3.0%
Other	2.6%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).
Lease Expirations (1)(2)(3)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (5)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (5)	Percentage of Total Square Feet
2026	1,226,593	103,023,260	83.99	105,487,118	86.00	2.58%
2027	1,832,213	138,737,924	75.72	140,026,651	76.42	3.85%
2028	2,958,476	255,254,975	86.28	268,533,265	90.77	6.22%
2029	3,663,446	284,731,310	77.72	301,580,010	82.32	7.70%
2030	2,631,335	210,016,985	79.81	221,813,826	84.30	5.53%
2031	2,739,124	242,543,446	88.55	260,181,975	94.99	5.75%
2032	2,753,264	213,979,655	77.72	249,842,156	90.74	5.78%
2033	3,255,888	270,987,694	83.23	313,999,693	96.44	6.84%
2034	3,553,045	348,737,490	98.15	389,967,585	109.76	7.46%
Thereafter	15,495,476	1,309,674,185	84.52	1,567,654,819	101.17	32.55%
__________________
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
(3)Lease expirations exclude Gateway Commons and North First Business Park. We sold our interest in the joint venture that owns Gateway Commons on January 2, 2026. North First Business Park was sold on January 14, 2026. See Note 17 to the Consolidated Financial Statements.
(4)Represents the monthly contractual base rent and recoveries from clients under existing leases as of December 31, 2025 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from clients under existing leases as of December 31, 2025 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of BXP, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 20, 2026, BXP had approximately 943 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 20, 2026, there were approximately 283 holders of record and 177,458,651 common units outstanding, 158,629,124 of which were held by BXP.
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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2020 through December 31, 2025, among BXP, Standard & Poor’s (“S&P”) 500 Index, FTSE Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the FTSE Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2020	2021	2022	2023	2024	2025
BXP, Inc.	$100.00	$126.22	$77.52	$85.91	$96.33	$91.77
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Equity REIT Index	$100.00	$143.24	$108.34	$123.21	$133.97	$137.83
Office REIT Index	$100.00	$122.00	$76.10	$77.65	$94.35	$81.15

BXP
(a) During the three months ended December 31, 2025, BXP issued an aggregate of 147,217 shares of common stock in exchange for 147,217 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 67,569 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2025 – October 31, 2025	35	(1)	$70.10	N/A	N/A
November 1, 2025 – November 30, 2025	—		—	N/A	N/A
December 1, 2025 – December 31, 2025	—		—	N/A	N/A
Total	35		$70.10	N/A	N/A
____________________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
BPLP
(a) Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended December 31, 2025, in connection with issuances of common stock by BXP pursuant to purchases under the 2021 Plan, BPLP issued an aggregate of 702 common units to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2025 – October 31, 2025	35	(1)	$70.10	N/A	N/A
November 1, 2025 – November 30, 2025	—		—	N/A	N/A
December 1, 2025 – December 31, 2025	—		—	N/A	N/A
Total	35		$70.10	N/A	N/A
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
Forward Looking Statements
This Annual Report on Form 10-K, including the documents incorporated by reference herein, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. The forward-looking statements are contained principally, but not only, under the captions “Business — Business and Growth Strategies” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that forward-looking statements are based on current beliefs, expectations of future events and assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will,” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. If one or more of these known or unknown risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results, trends and assumptions at the time they are made, to anticipate future results or trends.
Some of the risks and uncertainties that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the following risks and uncertainties, among others:
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

•risks associated with our use of AI and cyber security breaches, incidents and compromises, as well as other significant disruptions of our information technology (IT) networks and related systems, which support our operations and our buildings;
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
Overview
BXP is one of the largest publicly traded office REITs (based on total market capitalization as of December 31, 2025) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
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
We believe our key competitive advantages are our commitments to the office asset class and to our clients as many competitors have divested from the sector, a strong balance sheet with access to capital in the secured and unsecured debt markets and the private and public equity markets, and the high quality of our portfolio of premier workplaces. Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers and to focus on executing long-term leases with financially strong clients that are diverse across market sectors. We believe this strategy provides a competitive advantage as our clients are interested in leasing space in vibrant, amenitized and accessible premier workplaces. This interest has accelerated the flight to quality in the office market. Over the past several years, BXP’s experience and performance has diverged from the larger market and media sentiment, as premier workplaces have outperformed the broader office market consistently and substantially in both rental rates achieved and occupancy. We believe this divergence validates our strategy and differentiates BXP from other office companies.
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 90% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of December 31, 2025, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of December 31, 2025, our CBD assets were 89.8% occupied and 92.5% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
As of December 31, 2025, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.9 years, and (2) our 20 largest clients, based on square feet, was approximately 9.8 years. Through year-end 2027, we have relatively low exposure to contractual lease expirations with approximately 7.2% of our share of the square footage of our in-service portfolio expiring.
During the fourth quarter of 2025, BXP continued to successfully execute on the multi-year strategic action plan introduced at our September 2025 Investor Day. The action plan focuses on earnings growth, which we expect will be achieved through a combination of increased occupancy and development deliveries, and reducing leverage through asset sales and retention of cash flow. Our progress reflects steady advancement across each of these key priorities.
Growth in Funds from Operations (“FFO”) per share depends in large part on the success of our leasing activity. Leasing momentum remained strong during the fourth quarter of 2025, as we signed leases for more than 1.8 million square feet.
Consistent with the asset sales program outlined at our September 2025 Investor Day, as of February 20, 2026, BXP completed property sales with an aggregate gross sales price of approximately $1.17 billion. These asset sales enhance balance sheet flexibility and support our capital needs and strategic priorities, and fall into the following categories:
•Land Sales: Multiple land dispositions across our Boston, San Francisco and Washington, DC regions which aggregated a gross sales price of approximately $266.4 million.
•Residential Sales: The sales of Proto in Cambridge, Massachusetts and Signature in Reston, Virginia which aggregated a gross sales price of approximately $407.5 million.
•Non-Strategic Office Sales: The sale of 140 Kendrick Street in Needham, Massachusetts, and BXP’s ownership interests in Gateway Commons in South San Francisco, California and Market Square North in Washington, DC which aggregated a gross sales price of approximately $491.5 million.
Outlook
Leasing conditions across BXP’s portfolio remain constructive. Fourth quarter and full-year 2025 leasing results exceeded expectations, supporting anticipated occupancy gains throughout 2026. While market conditions continue to vary by region, demand remains concentrated in our highest-quality CBD assets, particularly in Midtown Manhattan, the Back Bay of Boston, Reston Town Center, and select submarkets in San Francisco.

Looking ahead, in-service vacant space leasing and coverage of near-term expirations are expected to be the primary drivers of occupancy and same-store revenue growth. With a manageable level of 2026 expirations, a growing pipeline of active negotiations, and a meaningful number of executed leases scheduled to commence this year, we remain on track to achieve occupancy improvements by year-end 2026, consistent with the targets outlined at our September 2025 Investor Day.
On the supply side, new office construction has effectively halted, improving long-term supply-demand fundamentals across many of our markets. Capital markets sentiment toward the office sector continues to improve, evidenced by increasing private market transaction activity and greater availability of debt and equity capital at more attractive pricing. This backdrop is expected to support both our leasing momentum and continued progress on our strategic asset sales and capital recycling initiatives throughout 2026.
Leasing Activity and Occupancy
Although all of the markets in which we operate still need consistent incremental absorption to constitute a macro recovery, we continue to see pockets of strength where low availability is driving constructive client behavior. As clients choose premier workplaces in sound financial condition with building owners that are committed to their properties for the long term and operated by the best property management teams, we expect to continue to be successful in gaining market share.
In the fourth quarter of 2025, we executed 87 leases totaling more than 1.8 million square feet with a weighted-average lease term of approximately 11.3 years.
At December 31, 2025, BXP’s total in-service portfolio occupancy was 86.7%, an increase of 70 basis points from the third quarter of 2025. BXP’s total portfolio was 89.4% leased (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP), an increase of 60 basis points from the third quarter of 2025.
An overview of the leasing activity in each of our regions for the three months ended December 31, 2025 is set forth in the table below. Amounts shown are in square feet, except for percentages, and include 100% of the unconsolidated joint venture properties.

		Leases commenced (1)
Region	Leases executed (2)	Total	Second generation space vacant < 1 Year	Change in second generation cash rents, net (3)	Occupancy	Leased (4)
Boston	363,248	330,378	213,655	15.35%	91.9%	93.1%
Los Angeles	2,971	9,117	6,644	(6.27)%	86.5%	87.0%
New York	563,236	486,371	374,256	(3.91)%	83.8%	89.4%
San Francisco	368,189	148,903	57,133	(30.47)%	77.0%	79.2%
Seattle	4,393	26,039	13,105	(9.51)%	79.8%	81.3%
Washington, DC	509,103	296,353	234,006	(15.91)%	91.7%	93.8%
Total / Weighted Average	1,811,140	1,297,161	898,799	(5.46)%	86.7%	89.4%
__________________
(1)Represents space with signed leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended December 31, 2025.
(2)Represents leases executed during the three months ended December 31, 2025 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed during the three months ended December 31, 2025 for which we recognized lease revenue in the three months ended December 31, 2025 is 275,420.
(3)Represents the increase (decrease) in net rent (gross rent less operating expenses) under the new leases versus expired leases on the 898,799 square feet of second generation leases that had been occupied within the prior 12 months.
(4)Represents signed leases for which lease revenue recognition has commenced in accordance with GAAP and signed leases for vacant space with future commencement dates.

The table below details the vacancy and leasing activity in our portfolio, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the year ended December 31, 2025:

Year ended December 31, 2025
(Square Feet)
Vacant space available at the beginning of the period	6,122,074
Vacant space from property dispositions/properties taken out of service (1)	(890,984)
Vacant space from properties placed (and partially placed) in-service (2)	590,615
Leases expiring or terminated during the period	4,832,804
Total space available for lease	10,654,509
1st generation leases (3)	366,440
2nd generation leases with new clients (3)	2,397,971
2nd generation lease renewals (3)	1,547,971
Total space leased (3)	4,312,382
Vacant space available for lease at the end of the period	6,342,127

Leases executed during the period, in square feet (4)	5,575,629

Second generation leasing information: (5)
Leases commencing during the period, in square feet	3,945,942
Weighted Average Lease Term	89 Months
Weighted Average Free Rent Period	195 Days
Total Transaction Costs Per Square Foot (6)	$94.32
Increase (Decrease) in Gross Rents (7)	(3.41)%
Increase (Decrease) in Net Rents (8)	(5.41)%
 __________________
(1)Total square feet from properties taken out of service during the year ended December 31, 2025 consists of 261,046 square feet at Reston Corporate Center, 211,840 square feet at 1000 Winter Street, 201,634 square feet at Reservoir Place, 102,980 square feet at Market Square North, 89,851 square feet at 140 Kendrick Street and 23,633 square feet at 200 Clarendon Street.
(2)Total square feet from properties placed (and partially placed) in-service during the year ended December 31, 2025 consists of 345,570 square feet at 360 Park Avenue South, 162,274 square feet at 1050 Winter Street and 82,771 square feet at Reston Next Office Phase II.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the year ended December 31, 2025.
(4)Represents leases executed during the year ended December 31, 2025 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed during the year ended December 31, 2025 for which we recognized lease revenue in the year ended December 31, 2025 is 886,021.
(5)Second generation leases are defined as leases for space that we have previously leased. Of the 3,945,942 square feet of second generation leases that commenced revenue recognition during the year ended December 31, 2025, leases for 3,067,250 square feet were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase (decrease) in gross rent (base rent plus expense reimbursements) under the new leases versus expired leases on the 2,453,253 square feet of second generation leases that had been occupied within the prior 12 months; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase (decrease) in net rent (gross rent less operating expenses) under the new leases versus expired leases on the 2,453,253 square feet of second generation leases that had been occupied within the prior 12 months.

Investment Activity
In 2025, BXP commenced construction on 343 Madison Avenue in New York City, New York. 343 Madison Avenue will be a highly amenitized, sustainably designed, 46-story, 930,000 square foot premier workplace located on one of the most desirable office development sites in Manhattan with direct access to Grand Central Station. The project is 29% pre-leased as of February 20, 2026, and BXP is in active discussions with other prospective clients.
BXP fully placed three development properties into service in 2025, reflecting continued execution on its development pipeline and the successful delivery of premier workplace assets:
•1050 Winter Street, an approximately 162,000 square foot office building located in the urban edge of Boston, Massachusetts. As of February 20, 2026, the project is 100% leased.
•Reston Next Office Phase II, an approximately 87,000 square foot boutique premier workplace located in Reston, Virginia. As of February 20, 2026, the project is 92% leased.
•360 Park Avenue South, an approximately 448,000 square foot premier workplace located in New York City, New York, in which we have an approximately 71% ownership interest. As of February 20, 2026, the project is 59% leased.
For descriptions of significant transactions that we completed during 2025, see “Item 1. Business—Transactions During 2025.”
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
During the year ended December 31, 2025, we completed the acquisition of 2100 M Street, located in Washington, DC, for a purchase price, including transaction costs, of approximately $55.9 million. This transaction was accounted for as an asset acquisition, and the purchase price was allocated based on the relative fair values of the assets acquired and liabilities assumed (See Note 3 to the Consolidated Financial Statements).
Impairment
Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates. Any or all of such assumptions could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our hold strategy changes or market conditions otherwise dictate a shorter hold period, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value. During the year ended December 31, 2025, in conjunction with our strategy to sell non-core assets, we evaluated the consolidated properties approved by BXP’s Board of Directors (or a committee thereof) for sale to third-parties, which resulted in recognized impairment losses of approximately $85.8 million and $82.9 million for BXP and BPLP, respectively (See Note 3 to the Consolidated Financial Statements).
Unconsolidated Joint Ventures
As of December 31, 2025, the net carrying amounts of our investments in unconsolidated joint ventures was approximately $983.7 million, which includes investments with deficit balances aggregating approximately $15.6 million included within Other Liabilities in our Consolidated Balance Sheets.
Impairment
Investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions. We will record an impairment charge if we determine that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value could be calculated by using a pending offer from a third-party or discounted cash flows, which are estimates based, in part, on assumptions regarding future occupancy, future rental rates, future capital requirements, debt interest rates and availability, third party offers, discount rates and capitalization rates that could differ materially from actual results in future periods. Such evaluation of key impairment indicators, including a pending offer from a third-party, resulted in our determination that the decline in value for the joint venture that owns Gateway Commons was other-than-temporary. As a result, during the year ended December 31, 2025, we recognized an other-than-temporary impairment loss on our investment in Gateway Commons of approximately $145.1 million (See Notes 6 and 17 to the Consolidated Financial Statements).
Income Taxes
Our accounting policies related to income tax are described in Note 2 to our Consolidated Financial Statements.
BXP
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities was approximately $653.1 million and $1.6 billion as of December 31, 2025 and 2024, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to BXP, Inc. to taxable income:

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to BXP, Inc.	$276,800	$14,272	$190,215
Straight-line rent and net “above-” and “below-market” rent adjustments	(91,180)	(81,883)	(97,163)
Book/Tax differences from depreciation and amortization	159,300	183,353	208,872
Book/Tax differences from interest expense	2,202	16,321	125
Book/Tax differences on gains/(losses) from capital transactions	223,542	302,062	359,063
Book/Tax differences from stock-based compensation	49,154	44,480	51,511
Tangible Property Regulations	(97,695)	(43,549)	(165,033)
Other book/tax differences, net	77,922	89,834	84,985
Taxable income	$600,045	$524,890	$632,575
BPLP
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities was approximately $1.7 billion and $2.7 billion as of December 31, 2025 and 2024, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$321,104	$23,480	$219,771
Straight-line rent and net “above-” and “below-market” rent adjustments	(101,761)	(91,593)	(108,679)
Book/Tax differences from depreciation and amortization	168,142	193,493	216,434
Book/Tax differences from interest expense	2,457	18,256	140
Book/Tax differences on gains/(losses) from capital transactions	265,037	337,792	406,738
Book/Tax differences from stock-based compensation	54,858	49,755	57,617
Tangible Property Regulations	(109,032)	(48,713)	(184,593)
Other book/tax differences, net	82,036	98,403	92,866
Taxable income	$682,841	$580,873	$700,294
Results of Operations
At December 31, 2025 and 2024, we owned or had joint venture interests in a portfolio of 179 and 185 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the years ended December 31, 2025 and 2024 shows separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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
NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment losses, loss on sales-type lease, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investments, gains from investments in securities, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Results of Operations for the Years Ended December 31, 2025 and 2024
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership increased by approximately $262.5 million and $297.6 million, respectively, for the year ended December 31, 2025 compared to 2024, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2025 to the year ended December 31, 2024” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the years ended December 31, 2025 and 2024. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 60.

BXP

	Year ended December 31,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$276,800	$14,272	$262,528	1,839.46%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	32,014	2,400	29,614	1,233.92%
Noncontrolling interests in property partnerships	75,181	67,516	7,665	11.35%
Net Income	383,995	84,188	299,807	356.12%
Other Expenses:
Add:
Interest expense	653,138	645,117	8,021	1.24%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment losses	85,803	13,615	72,188	530.21%
Loss on sales-type lease	2,490	—	2,490	100.00%
Loss from unconsolidated joint ventures	103,560	343,177	(239,617)	(69.82)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(346)	546	(892)	(163.37)%
Gains from investments in securities	5,481	4,416	1,065	24.12%
Interest and other income (loss)	35,784	60,199	(24,415)	(40.56)%
Gains on sales of real estate	176,732	602	176,130	29,257.48%
Other Expenses:
Add:
Depreciation and amortization expense	912,088	887,191	24,897	2.81%
Transaction costs	2,678	1,597	1,081	67.69%
Payroll and related costs from management services contracts	16,383	16,488	(105)	(0.64)%
General and administrative expense	168,789	159,983	8,806	5.50%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	16,383	16,488	(105)	(0.64)%
Development and management services revenue	36,579	28,060	8,519	30.36%
Net Operating Income (“NOI”)	$2,058,649	$2,041,045	$17,604	0.86%

BPLP

	Year ended December 31,
	2025	2024	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$321,104	$23,480	$297,624	1,267.56%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	75,181	67,516	7,665	11.35%
Net Income	396,285	90,996	305,289	335.50%
Other Expenses:
Add:
Interest expense	653,138	645,117	8,021	1.24%
Loss from early extinguishment of debt	338	—	338	100.00%
Impairment losses	82,890	13,615	69,275	508.81%
Loss on sales-type lease	2,490	—	2,490	100.00%
Loss from unconsolidated joint ventures	103,560	343,177	(239,617)	(69.82)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	(346)	546	(892)	(163.37)%
Gains from investments in securities	5,481	4,416	1,065	24.12%
Interest and other income (loss)	35,784	60,199	(24,415)	(40.56)%
Gains on sales of real estate	179,322	602	178,720	29,687.71%
Other Expenses:
Add:
Depreciation and amortization expense	905,301	880,383	24,918	2.83%
Transaction costs	2,678	1,597	1,081	67.69%
Payroll and related costs from management services contracts	16,383	16,488	(105)	(0.64)%
General and administrative expense	168,789	159,983	8,806	5.50%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	16,383	16,488	(105)	(0.64)%
Development and management services revenue	36,579	28,060	8,519	30.36%
Net Operating Income (“NOI”)	$2,058,649	$2,041,045	$17,604	0.86%
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 142 properties totaling approximately 40.0 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2024 and owned and in service through December 31, 2025. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2024 or disposed of on or prior to December 31, 2025. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2025 and 2024 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2025	2024	Increase/ (Decrease)	% Change	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$3,033,905	$2,990,375	$43,530	1.46%	$31,755	$31,687	$74,989	$28,904	$14,990	$38,844	$21,257	$23,300	$3,176,896	$3,113,110	$63,786	2.05%
Termination Income	11,344	8,699	2,645	30.41%	—	—	—	—	—	7,174	—	—	11,344	15,873	(4,529)	(28.53)%
Lease Revenue	3,045,249	2,999,074	46,175	1.54%	31,755	31,687	74,989	28,904	14,990	46,018	21,257	23,300	3,188,240	3,128,983	59,257	1.89%
Parking and Other	138,749	130,429	8,320	6.38%	1,539	1,408	12	102	(73)	1,175	311	342	140,538	133,456	7,082	5.31%
Total Rental Revenue (1)	3,183,998	3,129,503	54,495	1.74%	33,294	33,095	75,001	29,006	14,917	47,193	21,568	23,642	3,328,778	3,262,439	66,339	2.03%
Real Estate Operating Expenses	1,248,591	1,209,073	39,518	3.27%	13,328	12,340	18,172	10,212	19,430	21,808	9,360	9,933	1,308,881	1,263,366	45,515	3.60%
Net Operating Income (Loss), Excluding Residential and Hotel	1,935,407	1,920,430	14,977	0.78%	19,966	20,755	56,829	18,794	(4,513)	25,385	12,208	13,709	2,019,897	1,999,073	20,824	1.04%
Residential Net Operating Income (2)	7,281	7,495	(214)	(2.86)%	—	—	—	—	—	—	17,074	18,541	24,355	26,036	(1,681)	(6.46)%
Hotel Net Operating Income (2)	14,397	15,936	(1,539)	(9.66)%	—	—	—	—	—	—	—	—	14,397	15,936	(1,539)	(9.66)%
Net Operating Income (Loss)	$1,957,085	$1,943,861	$13,224	0.68%	$19,966	$20,755	$56,829	$18,794	$(4,513)	$25,385	$29,282	$32,250	$2,058,649	$2,041,045	$17,604	0.86%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 60. Residential Net Operating Income for the year ended December 31, 2025 and 2024 is comprised of Residential Revenue of $50,543 and $49,508 less Residential Expenses of $26,188 and $23,472, respectively. Hotel Net Operating Income for the year ended December 31, 2025 and 2024 is comprised of Hotel Revenue of $49,996 and $51,224 less Hotel Expenses of $35,599 and $35,288, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $43.5 million for the year ended December 31, 2025 compared to 2024. The increase was a result of our average revenue per square foot increasing by approximately $1.70, contributing approximately $57.3 million, partially offset by approximately $13.8 million due to our average occupancy decreasing from 89.1% to 88.7%.
Termination Income
Termination income increased by approximately $2.6 million for the year ended December 31, 2025 compared to 2024.
Termination income for the year ended December 31, 2025 related to 14 clients across the Same Property Portfolio and totaled approximately $11.3 million.
Termination income for the year ended December 31, 2024 related to 29 clients across the Same Property Portfolio and totaled approximately $8.7 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $8.3 million for the year ended December 31, 2025 compared to 2024. Parking and other revenue increased by approximately $1.8 million and $6.5 million, respectively. The increase in parking revenue was primarily due to an increase in monthly parking. The increase in other revenue was primarily associated with an increase in insurance proceeds.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $39.5 million, or 3.3%, for the year ended December 31, 2025 compared to 2024, due primarily to increases in (1) repairs and maintenance of approximately $18.7 million, or 9.2%, (2) utilities of approximately $17.8 million, or 14.1%, and (3) other real estate operating expenses of approximately $3.0 million, or 0.3%. The increase in repairs and maintenance was primarily in the New York region. The increase in utilities was primarily in the Boston region.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2024 and December 31, 2025. Rental revenue and real estate operating expenses increased by approximately $0.2 million and $1.0 million, respectively, for the year ended December 31, 2025 compared to 2024, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2025	2024	Change	2025	2024	Change
			(dollars in thousands)
901 New York Avenue	January 8, 2024	524,021	$33,294	$33,095	$199	$13,328	$12,340	$988
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2024 and December 31, 2025. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $46.0 million and $8.0 million, respectively, for the year ended December 31, 2025 compared to 2024, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	$15,973	$14,558	$1,415	$6,878	$5,996	$882
103 CityPoint	Fourth Quarter, 2023	Fourth Quarter, 2024	112,842	3	3	—	1,639	871	768
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	9,597	6,991	2,606	1,135	786	349
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	230	12	218	398	57	341
300 Binney Street	Fourth Quarter, 2024	Fourth Quarter, 2024	239,908	46,720	7,212	39,508	6,450	1,052	5,398
Reston Next Retail (1)	First Quarter, 2025	N/A	30,000	—	—	—	70	—	70
1050 Winter Street	Second Quarter, 2025	Third Quarter, 2025	162,274	2,478	230	2,248	1,602	1,450	152
			1,078,848	$75,001	$29,006	$45,995	$18,172	$10,212	$7,960
_____________
(1)On January 16, 2026, Reston Next Retail was fully placed in-service.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2024 and December 31, 2025. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $32.3 million and $2.4 million, respectively, for the year ended December 31, 2025 compared to 2024, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2025	2024	Change	2025	2024	Change
			(dollars in thousands)
Held for Development or Redevelopment (1)
Lexington Office Park	March 31, 2023	167,000	$985	$967	$18	$1,676	$1,681	$(5)
Shady Grove Innovation District (2)	March 31, 2024	129,000	2	102	(100)	487	730	(243)
1000 & 1100 Winter Street (3)	December 31, 2025	567,000	10,492	22,380	(11,888)	8,549	8,903	(354)
Kingstowne One	September 30, 2024	154,000	959	2,010	(1,051)	1,307	1,324	(17)
Reston Corporate Center	January 1, 2025	261,000	13	12,591	(12,578)	2,019	3,742	(1,723)
Reservoir Place (4)	March 31, 2025	361,000	2,466	9,143	(6,677)	4,368	5,167	(799)
		1,639,000	14,917	47,193	(32,276)	18,406	21,547	(3,141)
Redevelopment
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	1,024	261	763
		—	—	—	—	1,024	261	763
		1,639,000	$14,917	$47,193	$(32,276)	$19,430	$21,808	$(2,378)
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
(2)This portion of Shady Grove Innovation District is comprised of two buildings, 2098 Gaither Road and 15825 Shady Grove Road.
(3)Rental revenue for the year ended December 31, 2024 includes approximately $6.5 million of termination income.
(4)Reservoir Place is an approximately 526,000 square foot office building, of which approximately 165,000 square feet remains in-service. Rental revenue for the year ended December 31, 2024 includes approximately $0.7 million of termination income.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2024 and December 31, 2025. Rental revenue from our Properties Sold Portfolio decreased by approximately $1.2 million and real estate operating expenses increased by approximately $1.8 million for the year ended December 31, 2025 compared to 2024, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2025	2024	Change	2025	2024	Change
				(dollars in thousands)
Office/Land
17 Hartwell Avenue (1)	June 27, 2025	Office	30,000	$(4)	$608	$(612)	$215	$452	$(237)
Almaden Boulevard	October 17, 2025	Land	N/A	310	339	(29)	406	493	(87)
Land Parcels at Broad Run	December 1, 2025	Land	N/A	—	—	—	43	48	(5)
3625 Peterson Way	December 11, 2025	Land	N/A	2,317	2,384	(67)	858	1,112	(254)
140 Kendrick Street	December 17, 2025	Office	409,200	18,945	20,311	(1,366)	7,838	7,828	10
Total Office/Land			439,200	21,568	23,642	(2,074)	9,360	9,933	(573)

Residential
Proto Kendall Square	December 18, 2025	Residential	166,700	12,798	11,879	919	6,123	3,946	2,177
Signature at Reston Town Center	December 19, 2025	Residential	517,800	18,617	18,642	(25)	8,218	8,034	184
Total Residential			684,500	31,415	30,521	894	14,341	11,980	2,361
			1,123,700	$52,983	$54,163	$(1,180)	$23,701	$21,913	$1,788
______________
(1)During the year ended December 31, 2024, this property was removed from our “in-service” properties listing and classified as held for redevelopment (See Notes 3 and 6 to the Consolidated Financial Statements).
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.2 million for the year ended December 31, 2025 compared to 2024.
The following reflects our occupancy and rate information, by region, for our residential same properties for the year ended December 31, 2025 and 2024.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)	2025	2024	Change (%)
Boston	$4,685	$4,420	6.0%	$5.20	$4.94	5.3%	97.5%	95.6%	2.0%	97.2%	94.5%	2.9%
San Francisco	$3,025	$3,013	0.4%	$3.82	$3.81	0.3%	90.9%	89.0%	2.1%	89.1%	87.1%	2.3%
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

Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $14.4 million for the year ended December 31, 2025, representing a decrease of approximately $1.5 million compared to the year ended December 31, 2024.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the year ended December 31, 2025 and 2024.

	2025	2024	Change (%)
Occupancy	78.7%	77.2%	1.9%
Average daily rate	$322.45	$331.41	(2.7)%
REVPAR	$253.92	$255.73	(0.7)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $8.5 million for the year ended December 31, 2025 compared to 2024. Development services revenue and management services revenue increased by approximately $3.8 million and $4.7 million, respectively. The increase in development services revenue was primarily related to an increase in fees associated with a tenant improvement project in the Boston region. The increase in management services revenue was primarily related to leasing commissions earned from an unconsolidated joint venture and a third-party managed building in the New York region.
General and Administrative Expense
General and administrative expense increased by approximately $8.8 million for the year ended December 31, 2025 compared to 2024 primarily due to increases in compensation expense and other general and administrative expenses of approximately $7.0 million and $1.8 million, respectively. The increase in compensation expense was partially due to an approximately $2.3 million increase in health insurance costs and an approximately $1.1 million increase in the value of our deferred compensation plan.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the year ended December 31, 2025 and 2024 were approximately $17.0 million and $17.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $1.1 million for the year ended December 31, 2025 compared to 2024. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $24.9 million for the year ended December 31, 2025 compared to 2024, for BXP and BPLP, as detailed below (in thousands).

Portfolio	BXP			BPLP
	2025	2024	Change	2025	2024	Change
Same Property Portfolio	$853,291	$837,603	$15,688	$846,504	$830,795	$15,709
Properties Acquired Portfolio	13,410	14,622	(1,212)	13,410	14,622	(1,212)
Properties Placed In-Service Portfolio	22,421	10,283	12,138	22,421	10,283	12,138
Properties in or Held for Development or Redevelopment Portfolio	8,819	9,851	(1,032)	8,819	9,851	(1,032)
Properties Sold Portfolio	14,147	14,832	(685)	14,147	14,832	(685)
	$912,088	$887,191	$24,897	$905,301	$880,383	$24,918

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the year ended December 31, 2025 compared to 2024, loss from unconsolidated joint ventures decreased by approximately $239.6 million primarily due to (1) an approximately $196.2 million decrease in the non-cash impairment losses that were recognized at several of our joint ventures and (2) a decrease in depreciation expense as a result of the impairment losses recognized, partially offset by an increase in gains on sales of approximately $32.0 million (See Note 6 to the Consolidated Financial Statements).
Gains on Sales of Real Estate
Gains on sales of real estate increased by approximately $176.1 million and $178.7 million for the year ended December 31, 2025 compared to 2024, for BXP and BPLP, respectively, as detailed below.

Property	Location	Date Disposed	Square Feet	Gross Sales Price	Net Cash Proceeds	BXP Gain (1)	BPLP Gain (1)
				(dollars in thousands)
Land:
17 Hartwell Avenue (2)	Lexington, MA	June 27, 2025	30,000	$21,840	$21,840	$18,390	$18,489
Land Parcels at New Dominion Technology Park	Fairfax County, VA	October 15, 2025	N/A	250	248	248	248
Almaden Boulevard	San Jose, CA	October 17, 2025	N/A	13,500	12,659	124	124
Land Parcels at Broad Run	Loudoun County, VA	December 1, 2025	N/A	37,500	36,613	35,418	35,418
3625 Peterson Way	San Jose, CA	December 11, 2025	N/A	90,000	78,908	10,662	10,662
			30,000	163,090	150,268	64,842	64,941
Residential:
Proto Kendall Square	Cambridge, MA	December 18, 2025	166,700	171,500	169,413	53,276	53,276
Signature at Reston Town Center	Reston, VA	December 19, 2025	517,800	236,000	234,327	49,584	49,584
			684,500	407,500	403,740	102,860	102,860
Office:
140 Kendrick Street	Needham, MA	December 17, 2025	409,200	132,000	128,506	7,306	9,796
			409,200	132,000	128,506	7,306	9,796
Total Dispositions			1,123,700	$702,590	$682,514	$175,008	$177,597
______________
(1)Excludes approximately $1.7 million of gains for each of BXP and BPLP, which are primarily related to sales that occurred in prior periods. With the exception of Almaden Boulevard, the fair value of the real estate disposed exceeded the carrying value (see “Impairment Losses” below). During the year ended December 31, 2024, gains on sales of real estate related to prior period sales and totaled approximately $0.6 million for BXP and BPLP.
(2)See Notes 3 and 6 to the Consolidated Financial Statements.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $24.4 million for the year ended December 31, 2025 compared to 2024, due primarily to a decrease in our outstanding cash balances and corresponding lower interest income, an approximately $5.8 million reserve related to the unpaid default interest on one of our Related Party Notes Receivable (See Note 16 to the Consolidated Financial Statements), partially offset by an approximately $1.3 million decrease in the current expected credit loss allowance related to the refinancing of the related party note receivable for 3 Hudson Boulevard (See Note 6 to the Consolidated Financial Statements).
Gains from Investments in Securities
Gains from investments in securities for the year ended December 31, 2025 and 2024 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the years ended December 31, 2025 and 2024, we recognized gains of approximately $5.5 million and $4.4 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $5.5 million and $4.4 million during the years ended December 31, 2025 and 2024, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the years ended December 31, 2025 and 2024, we recognized an unrealized gain (loss) of approximately $(0.3) million and $0.5 million, respectively, due to the observable changes in the fair value of the investments.
Loss on Sales-Type Lease
During the year ended December 31, 2025, we recognized approximately $2.5 million in additional costs, which had previously been contingent, related to a ground lease for land at our Reston Next property located in Reston, Virginia. We entered into the ground lease in 2020 with a third-party hotel developer and amended it in 2022. The amendment resulted in the derecognition of the assets related to the ground lease and the classification of the ground lease as a sales-type lease resulting in the recognition of a gain on sales-type lease of approximately $10.1 million.
Impairment Losses
Impairment losses increased by approximately $72.2 million and $69.3 million for the year ended December 31, 2025 compared to 2024, for BXP and BPLP, respectively. During the year ended December 31, 2025, in conjunction with our strategy to sell non-core assets, we evaluated the properties approved by BXP’s Board of Directors (or a committee thereof) for sale to third-parties which resulted in recognized impairment losses (See Note 2 to the Consolidated Financial Statements), as detailed below (in thousands):

Property	Location	Property Type	BXP	BPLP
2024
Shady Grove - Parcel 1 (1)	Rockville, MD	Land	$13,615	$13,615
			$13,615	$13,615
2025
Almaden Boulevard	San Jose, CA	Land	$25,515	$25,515
1330 Connecticut Avenue	Washington, DC	Office	20,358	17,461
North First Business Park (2)	San Jose, CA	Office	14,971	14,955
Shady Grove – Parcel 3	Rockville, MD	Land	13,913	13,913
Springfield Metro Center	Springfield, VA	Land	11,046	11,046
			$85,803	$82,890

____________
(1)Sold on February 5, 2026, see Note 17 to the Consolidated Financial Statements.
(2)Sold on January 14, 2026, see Note 17 to the Consolidated Financial Statements.
Loss From Early Extinguishment of Debt
On March 28, 2025, BPLP amended and restated its revolving credit agreement (See Note 7 to the Consolidated Financial Statements). As a result of the amendment and restatement, during the year ended December 31, 2025, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs.
Interest Expense
Interest expense increased by approximately $8.0 million for the year ended December 31, 2025 compared to 2024, as detailed below.

Component	Change in interest expense for the year ended December 31, 2025 compared to December 31, 2024
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	$31,921
Unsecured commercial paper	13,833
Increase in interest due to finance leases	8,242
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025 (1)	5,111
Increase in interest associated with unsecured term loans and the unsecured credit facility, net (2)	121
Total increases to interest expense	59,228
Decreases to interest expense due to:
Repayment of $850 million in aggregate principal of the 3.200% senior notes due 2025 on January 15, 2025	(26,460)
Mortgage loan financings (2)	(13,209)
Increase in capitalized interest related to development projects	(8,651)
Redemption of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(2,237)
Other interest expense (excluding senior notes)	(584)
Amortization expense of financing fees	(66)
Total decreases to interest expense	(51,207)
Total change in interest expense	$8,021
______________
(1) See Note 7 to the Consolidated Financial Statements.
(2)Includes, if applicable, fair value and swap adjustments (See Note 8 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the year ended December 31, 2025 and 2024 was approximately $50.6 million and $42.0 million, respectively. These costs are not included in the interest expense referenced above.
At December 31, 2025, our variable rate debt consisted of (1) BPLP’s $2.95 billion unsecured credit facility (“2025 Credit Facility”) and (2) BPLP’s $750.0 million unsecured commercial paper program (“Commercial Paper Program”). The 2025 Credit Facility consists of (1) a revolving line of credit (the “Revolving Facility”) of $2.25 billion and (2) an unsecured term loan facility (the “Term Loan Facility”) of $700.0 million. As of December 31, 2025, there were $700.0 million and $750.0 million outstanding under the 2025 Credit Facility and Commercial Paper Program, respectively.
In addition, we have a $100.0 million unsecured term loan facility (“2024 Unsecured Term Loan”) and an aggregate of $800.0 million of mortgage notes collateralized by Santa Monica Business Park and the 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bear interest at variable rates, which have all been hedged with interest rate swaps to fix SOFR for all or a portion of the applicable debt term.
For a summary of our consolidated debt as of December 31, 2025 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $7.7 million for the year ended December 31, 2025 compared to 2024, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2025	2024	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$11,818	$12,495	$(677)
7 Times Square (1)	9,233	15,657	(6,424)
601 Lexington Avenue	10,210	9,402	808
100 Federal Street	12,177	11,443	734
Atlantic Wharf Office Building	16,376	15,549	827
343 Madison Avenue (2)	(1)	(32)	31
300 Binney Street (3)	14,375	2,505	11,870
290 Binney Street (4)	993	497	496
	$75,181	$67,516	$7,665
______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(2)On August 27, 2025, we acquired our partner’s 45% ownership interest (See Note 10 to the Consolidated Financial Statements).
(3)Property was fully placed in-service on October 31, 2024.
(4)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $29.6 million for the year ended December 31, 2025 compared to 2024 due to an increase in allocable income, which was the result of recognizing greater gains on sales of real estate during 2025. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations on maturing debt, including:
•$100.0 million of principal outstanding on the 2024 Unsecured Term Loan due September 26, 2026, for which we have two, one-year extension options, subject to customary conditions;
•$1.0 billion of 2.750% unsecured senior notes due October 1, 2026; and
•amounts that become due under the Commercial Paper Program;

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
•proceeds from the sales of real estate and interests in joint ventures owning real estate, including proceeds generated from BXP’s asset sales program;
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
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
Balance Sheet & Financing Activity
After the repayment at maturity of BPLP’s $1.0 billion unsecured senior notes due on February 1, 2026, as of February 20, 2026, we had available cash of approximately $363.4 million (of which approximately $93.0 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.5 billion available under BPLP’s Revolving Facility (after deducting the $750.0 million being used as a backstop for the Commercial Paper Program) as of February 20, 2026, and our available cash are sufficient to fund our near term capital needs on existing development and redevelopment projects, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements (see “REIT Tax Distribution Considerations” below) and still allow us to act opportunistically on attractive investment opportunities.
From January 1, 2025 through February 20, 2026, we completed 14 sales transactions of which our share of the aggregate gross sales price was approximately $1.17 billion. Our share of the net proceeds from the sales from January 1, 2025 through December 31, 2025 was approximately $852.7 million.

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
Construction & Redevelopment Activities
As of December 31, 2025, we have eight properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $3.9 billion, of which approximately $2.5 billion remained to be invested as of December 31, 2025. The commercial space in the pipeline, which excludes 651 Gateway and residential units, was approximately 61% pre-leased as of February 20, 2026.

The following table presents information on properties under construction/redevelopment as of December 31, 2025 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at December 31, 2025 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
725 12th Street (Redevelopment)	Q4 2030	Washington, DC	1	320,000	$84,459	$349,600	$—	$—	$265,141	87%
343 Madison Avenue	Q2 2031	New York, NY	1	930,000	304,640	1,971,000	—	—	1,666,360	29%
Total Office Properties under Construction/Redevelopment			2	1,250,000	389,099	2,320,600	—	—	1,931,501	44%

Laboratory/Life Sciences
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	354,590	508,000	—	—	153,410	100%	(6)
651 Gateway (50% ownership) (Redevelopment)	Q3 2027	South San Francisco, CA	1	327,000	134,754	167,100	—	—	32,346	N/A	(7)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			2	900,000	489,344	675,100	—	—	185,756	100%

Residential
17 Hartwell Avenue (312 units) (20% ownership)	Q2 2028	Lexington, MA	1	288,000	11,494	35,900	19,747	—	4,659	—%
17 Hartwell Avenue - Retail			—	2,100	—	—	—	—	—	—%
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	274,681	597,800	—	—	323,119	—%
290 Coles Street (670 Units) (19.46% ownership)	Q3 2029	Jersey City, NJ	1	547,000	20,707	88,700	56,400	—	11,593	—%	(8)
290 Coles Street - Retail			—	13,000	—	—	—	—	—	—%
Total Residential Properties under Construction			3	1,342,100	306,882	722,400	76,147	—	339,371	—%

Retail
Reston Next Retail	Q4 2026	Reston, VA	1	30,000	27,477	31,600	—	—	4,123	70%	(9)
Total Retail Properties under Construction			1	30,000	27,477	31,600	—	—	4,123	70%

Total Properties under Construction/Redevelopment			8	3,522,100	$1,212,802	$3,749,700	$76,147	$—	$2,460,751	61%	(10)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2025.
(3)Includes approximately $124.3 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $124.3 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of February 20, 2026, including leases with future commencement dates. Percentage leased excludes 651 Gateway which was sold on January 2, 2026.
(6)The Estimated Total Investment reflects our 55% share of joint venture costs related to 290 Binney Street.  In addition, we have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third-party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $125.0 million for the vault as of December 31, 2025.
(7)On January 1, 2025, in accordance with our accounting policy, we ceased interest capitalization of our equity method investment. As of December 31, 2025, the joint venture partner, which is also the managing partner, classifies the project as under construction. As such, we continue to reflect the project as under construction. As of December 31, 2025, this development project was 27% placed in-service. On January 2, 2026, we sold our interest in the joint venture that owns Gateway Commons (See Note 17 to the Consolidated Financial Statements).

(8)On March 5, 2025, we acquired a 19.46% interest in 290 Coles Street. The budget represents our 19.46% ownership of the project budget and financings which includes our share of preferred equity. We contributed $20.0 million of common equity at closing. In addition, we committed to provide up to $65.0 million in preferred equity accruing at a 13.0% IRR. As of December 31, 2025, approximately $29.9 million of preferred equity has been contributed.
(9)On January 16, 2026, this project was fully placed in-service.
(10)Percentage leased excludes 651 Gateway and the residential units.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.6 billion and $1.3 billion at December 31, 2025 and 2024, respectively, representing an increase of approximately $222.1 million. The following table sets forth changes in cash flows:

	Year ended December 31,
	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$1,245,157	$1,234,501	$10,656
Net cash used in investing activities	(644,526)	(1,237,396)	592,870
Net cash used in financing activities	(378,561)	(274,476)	(104,085)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.9 years as of December 31, 2025, with occupancy rates historically in the range of approximately 86% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash is provided by investing activities from sales of real estate and net proceeds from notes receivables. Cash used in investing activities for the year ended December 31, 2025 and December 31, 2024 is detailed below:

	Year ended December 31,
	2025	2024
	(in thousands)
Acquisitions of real estate (1)	$(55,864)	$(35,366)
Construction in progress (2)	(683,750)	(651,346)
Building, pre-development and other capital improvements (3)	(216,687)	(189,667)
Tenant improvements	(338,808)	(258,312)
Proceeds from sales of real estate (4)	682,514	602
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash) (5)	—	6,086
Capital contributions to unconsolidated joint ventures (6)	(258,752)	(132,096)
Capital distributions from unconsolidated joint ventures (7)	172,662	28,325
Investment in non-real estate investments	(3,538)	(2,500)
Issuance of note receivables (including related party) (8)	(22,861)	(3,258)
Proceeds from note receivables (including related party) (8)	80,000	—
Investments in securities, net	558	136
Net cash used in investing activities	$(644,526)	$(1,237,396)
Cash used in investing activities changed primarily due to the following:
(1)On December 15, 2025, we completed the acquisition of 2100 M Street, located in Washington, D.C., for a purchase price, including transaction costs, of approximately $55.9 million. The acquisition was completed with available cash. We intend to redevelop 2100 M Street in the future.
On December 27, 2024, we completed the acquisition of 725 12th Street located in Washington, DC, for a             purchase price, including transaction costs, of approximately $35.4 million. The acquisition was completed with available cash. Following the acquisition, we commenced redevelopment of the property.
(2)Construction in progress for the year ended December 31, 2025 included ongoing expenditures associated with Reston Next Office Phase II, Reston Next Retail and 1050 Winter Street, which were partially or fully placed in-service during the year ended December 31, 2025. In addition, we incurred costs associated with our continued development/redevelopment of 290 Binney Street, 121 Broadway, 725 12th Street and 343 Madison Avenue.
Construction in progress for the year ended December 31, 2024 included ongoing expenditures associated with 760 Boylston Street, 180 CityPoint, 103 CityPoint and 300 Binney Street, which were fully placed in-service during the year ended December 31, 2024. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II that was partially placed in-service, 290 Binney Street, 121 Broadway and 725 12th Street.
(3)Building, pre-development and other capital improvements for the year ended December 31, 2025 and December 31, 2024 included approximately $39.4 million and $47.9 million, respectively, of pre-development expenditures associated with the 343 Madison Avenue project. Beginning July 31, 2025, costs associated with the continued development of 343 Madison Avenue are included within construction in progress.
(4)Proceeds from sales of real estate for the year ended December 31, 2025 consisted of eight transactions (See Note 3 to the Consolidated Financial Statements).

(5)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
(6)Capital contributions to unconsolidated joint ventures for the year ended December 31, 2025 consisted primarily of cash contributions of approximately $102.7 million, $49.9 million, $42.0 million, $21.2 million and $14.8 million to our Dock 72, 290 Coles Street, 360 Park Avenue South, 751 Gateway, and 200 Fifth Avenue joint ventures, respectively. On March 5, 2025, we entered into a new joint venture for the development of 290 Coles Street (See Note 5 to the Consolidated Financial Statements).
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2024 consisted primarily of cash contributions of approximately $62.7 million, $32.1 million, $13.5 million and $11.6 million to our 360 Park Avenue South, Gateway Commons, Platform 16 and Dock 72 joint ventures, respectively.
(7)Capital distributions from unconsolidated joint ventures for the year ended December 31, 2025 consisted of cash distributions totaling approximately $143.5 million and $29.2 million from our 751 Gateway and Beach Cities Media Campus joint ventures, respectively, resulting from excess proceeds from each of the sales.
Capital distributions from unconsolidated joint ventures for the year ended December 31, 2024 consisted primarily of cash distributions from our 360 Park Avenue South joint venture.
(8)On October 17, 2025, our 3 Hudson Boulevard joint venture refinanced its debt and proceeds from the new loans were used to repay the existing $80.0 million related party note receivable. Funding for the mezzanine loan, which has a maximum commitment of $50.0 million, totaled approximately $18.4 million for the year ended December 31, 2025 (See Note 6 to the Consolidated Financial Statements).
Cash used in financing activities for the year ended December 31, 2025 totaled approximately $378.6 million. This amount consisted primarily of the repayment of BPLP’s $850.0 million in aggregate principal amount of its 3.200% unsecured senior notes due January 15, 2025 and the payment of our regular dividends and distributions to our shareholders and unitholders, partially offset by the net proceeds from the issuance of BPLP’s $1.0 billion in aggregate principal amount of its 2.00% unsecured exchangeable senior notes. The unsecured exchangeable senior notes are due October 2030 and net proceeds, including the purchase of the capped call transactions entered into simultaneously with the exchangeable senior notes closing, totaled approximately $940.1 million. Future debt payments are discussed below under the heading “Debt.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	December 31, 2025
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,548	158,548	$10,698,819
Common Operating Partnership Units	18,252	18,252	1,231,645	(2)
Total Equity		176,800	$11,930,464

Consolidated Debt			$16,609,483
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,221,666
Subtract:
Partners’ share of Consolidated Debt (4)			1,364,360
BXP’s Share of Debt			$16,466,789

Consolidated Market Capitalization			$28,539,947
BXP’s Share of Market Capitalization			$28,397,253
Consolidated Debt/Consolidated Market Capitalization			58.20%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			57.99%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on December 31, 2025 of $67.48.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2022 MYLTIP Units but excludes the 2023 - 2025 MYLTIP Units and 2025 OPP Units because the performance periods had not ended as of December 31, 2025).
(3)See page 85 for additional information.
(4)See page 83 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 31, 2025, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of Outperformance Awards or MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their performance periods have not yet ended, the 2023 - 2025 MYLTIP Units and 2025 OPP Units are not included in this calculation as of December 31, 2025.

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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Debt” below.
Debt
For further discussion on the terms of our debt, see Note 7 to the Consolidated Financial Statements. The following table summarizes certain information with respect to our indebtedness outstanding as of December 31, 2025 and 2024 (dollars in thousands).

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	12/31/2025	12/31/2024
Unsecured Senior Notes (2)
Unsecured Senior Notes (3)	3.200%	3.350%	January 15, 2025	N/A	$850,000
Unsecured Senior Notes (4)	3.650%	3.766%	February 1, 2026	$1,000,000	1,000,000
Unsecured Senior Notes	2.750%	3.495%	October 1, 2026	1,000,000	1,000,000
Unsecured Senior Notes	6.750%	6.924%	December 1, 2027	750,000	750,000
Unsecured Senior Notes	4.500%	4.628%	December 1, 2028	1,000,000	1,000,000
Unsecured Senior Notes	3.400%	3.505%	June 21, 2029	850,000	850,000
Unsecured Senior Notes	2.900%	2.984%	March 15, 2030	700,000	700,000
Unsecured Senior Notes	3.250%	3.343%	January 30, 2031	1,250,000	1,250,000
Unsecured Senior Notes	2.550%	2.671%	April 1, 2032	850,000	850,000

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	12/31/2025	12/31/2024
Unsecured Senior Notes	2.450%	2.524%	October 1, 2033	850,000	850,000
Unsecured Senior Notes	6.500%	6.619%	January 15, 2034	750,000	750,000
Unsecured Senior Notes	5.750%	5.842%	January 15, 2035	850,000	850,000
Total Principal Amount				9,850,000	10,700,000
Less: Unamortized discount and deferred financing costs, net				43,900	54,923
Carrying Amount				9,806,100	10,645,077

Unsecured Exchangeable Senior Notes	2.000%	2.496%	October 1, 2030	1,000,000	N/A
Less: Unamortized deferred financing costs				23,737	N/A
Carrying Amount				976,263	N/A

Unsecured Commercial Paper (5)	4.24%	4.25%	Various	750,000	500,000
Unsecured Line of Credit (Revolving Credit Facility) (6)	—%	—%	March 29, 2030	—	—

Unsecured Term Loans
2023 Unsecured Term Loan	N/A	N/A	N/A	N/A	700,000
2024 Unsecured Term Loan (7)	4.73%	4.88%	September 26, 2026	100,000	100,000
Unsecured Term Loan Facility (8)	4.82%	4.94%	March 30, 2029	700,000	N/A
Total Principal Amount				800,000	800,000
Less: Deferred financing costs and fair value adjustments, net				2,947	1,187
Carrying Amount				797,053	798,813

Mortgage Notes
767 Fifth Avenue (the General Motors Building) (60% ownership) (2)(9)	3.43%	3.64%	June 9, 2027	2,300,000	2,300,000
Santa Monica Business Park (2)(10)	5.28%	5.40%	October 8, 2028	200,000	200,000
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage) (2)(11)	6.04%	6.27%	October 26, 2028	600,000	600,000
901 New York Avenue (12)	5.00%	5.06%	January 5, 2029	198,063	202,313
601 Lexington Avenue (55% ownership) (2)	2.79%	2.93%	January 9, 2032	1,000,000	1,000,000
Total Principal Amount				4,298,063	4,302,313
Less: Deferred financing costs and fair value adjustments, net				17,996	25,704
Carrying Amount				4,280,067	4,276,609

Total Consolidated Debt				$16,609,483	$16,220,499
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
(3)This unsecured senior note was repaid at maturity, see Note 7 to the Consolidated Financial Statements.
(4)See Note 17 to the Consolidated Financial Statements.
(5)At December 31, 2025, the weighted average interest rate of the commercial paper notes outstanding was approximately 3.99% per annum and had a weighted-average maturity of 45 days from the date of issuance. At

February 20, 2026, BPLP had an aggregate of $750.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 3.93% per annum and had a weighted-average maturity of 44 days, from the date of issuance.
(6)The unsecured line of credit bears interest at a variable rate of SOFR+0.85% per annum. The 2025 Credit Facility is used as a backstop for the $750.0 million Commercial Paper Program. As such, BPLP intends to maintain, at a minimum, availability under the unsecured line of credit in an amount equal to the amount of unsecured commercial paper notes outstanding. The table below provides the principal indebtedness outstanding and remaining capacity under the unsecured line of credit at December 31, 2025 and February 20, 2026 (dollars in thousands).

		December 31, 2025		February 20, 2026
	Facility	Outstanding	Remaining Capacity	Outstanding	Remaining Capacity
Unsecured Line of Credit	$2,250,000	$—	$2,250,000	$—	$2,250,000
Less:
Unsecured Commercial Paper			750,000		750,000
Letters of Credit			5,086		5,253
Total Remaining Capacity			$1,494,914		$1,494,747
(7)The 2024 Unsecured Term Loan bears interest at a variable rate of SOFR+1.05% per annum. BPLP entered into an interest rate swap contract to fix SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.05% per annum. The 2024 Unsecured Term Loan has two one-year extension options, subject to certain conditions.
(8)The Unsecured Term Loan Facility bears interest at a variable rate of SOFR+0.95% per annum and has two six-month extension options, each subject to customary conditions.
(9)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2025, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
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
The following table lists our mortgage notes, net outstanding and our partners’ share, based on their respective ownership percentage, from our consolidated joint ventures as of December 31, 2025 (dollars in thousands).

	Carrying Amount
Properties	100%	Partners’ Share
Wholly-owned
901 New York Avenue	$197,682	N/A
Santa Monica Business Park	199,302	N/A
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	596,213	N/A
Subtotal	993,197	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building) (60% ownership) (1)	2,294,992	$918,015
601 Lexington Avenue (55% ownership)	991,878	446,345
Subtotal	3,286,870	1,364,360
Total	$4,280,067	$1,364,360

_______________
(1)The partners’ share of the carrying amount has been adjusted for basis differentials.

The following table lists the contractual aggregate principal payments of mortgage notes payable at December 31, 2025:

Principal Payments
Year	(in thousands)
2026	$4,357
2027	2,304,580
2028	804,815
2029	184,311
2030	—
Thereafter	1,000,000
$4,298,063
The table below provides the debt statistics of our outstanding consolidated indebtedness at December 31, 2025 and December 31, 2024.

	December 31, 2025				December 31, 2024
		Weighted Average				Weighted Average
	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)
Floating Rate Debt (2)	8.71%	4.52%	4.58%	1.6	7.39%	5.34%	5.47%	0.2
Fixed Rate Debt (3)	91.29%	3.85%	3.99%	3.9	92.61%	3.89%	4.11%	4.6
Consolidated Debt	100.00%	3.91%	4.04%	3.7	100.00%	4.00%	4.21%	4.3

Unsecured Debt	74.23%	3.94%	4.06%	4.0	73.63%	4.11%	4.23%	4.4
Secured Debt	25.77%	3.80%	3.99%	2.8	26.37%	3.68%	4.17%	3.8
Consolidated Debt	100.00%	3.91%	4.04%	3.7	100.00%	4.00%	4.21%	4.3
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any and excluding capped calls classified as equity) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)The unsecured commercial paper notes are included in our floating rate debt statistics. At December 31, 2025, the weighted average interest rate of the unsecured commercial paper notes outstanding was approximately 3.99% per annum and had a weighted-average maturity of 45 days from the date of issuance.
(3)The Fixed Rate Debt includes the effects of hedging transactions.
Derivative Instruments and Hedging Activities
As of December 31, 2025, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $(8.3) million. On April 8, 2025, we entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swaps that expired on April 1, 2025. For a description of these interest rate swaps, see Note 8 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from approximately 19% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 6 to the Consolidated Financial Statements. At December 31, 2025, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.9 billion (of which our proportionate share is approximately $1.2 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2025. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.25%	6.56%	Term SOFR+2.50%	$220,000	$(1,204)	$218,796	$155,586	(2)(3)(4)	December 13, 2027
1265 Main Street	50.00%	3.77%	3.84%	N/A	32,703	(167)	32,536	16,268		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(285)	549,715	274,857	(2)	August 9, 2027
The Hub on Causeway - Podium & 100 Causeway Street	50.00%	5.73%	5.94%	N/A	465,000	(5,010)	459,990	229,995	(2)	April 9, 2031
Hub50House	50.00%	4.43%	4.51%	SOFR+1.35%	185,000	(882)	184,118	92,059	(2)(5)	June 17, 2032
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	5.49%	5.54%	N/A	249,663	(1,237)	248,426	124,213		February 27, 2035
Safeco Plaza	33.67%	4.82%	6.21%	SOFR+2.32%	250,000	(227)	249,773	84,098	(2)(6)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(121)	104,879	31,436	(2)(7)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR+1.41%	599,134	(4,876)	594,258	154,502	(8)	November 24, 2028
3 Hudson Boulevard	25.00%	9.02%	10.27%	Term SOFR+5.25%	108,000	(3,614)	104,386	26,097	(2)(3)(9) (10)	November 7, 2027
3 Hudson Boulevard	25.00%	11.02%	11.02%	Term SOFR+7.25%	18,353	—	18,353	4,588	(3)(9)	November 7, 2027
Skymark - Reston Next Residential	20.00%	5.87%	6.19%	SOFR+2.00%	140,000	(165)	139,835	27,967	(2)(3)(11)	May 13, 2026
17 Hartwell Avenue	20.00%	6.75%	6.87%	N/A	—	—	—	—	(2)(12)	July 10, 2030
290 Coles Street	19.46%	N/A	N/A	Term SOFR+2.50%	—	—	—	—	(2)(3)(13)	March 5, 2029
Total					$2,922,853	$(17,788)	$2,905,065	$1,221,666
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

(4)The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in Term SOFR rate to a cap of 5.00% per annum on a notional amount of $220.0 million through January 15, 2026. On January 6, 2026, the joint venture entered into a new interest rate cap agreement that continued to cap Term SOFR rate at 5.00% per annum on a notional amount of $220.0 million through January 15, 2027.
(5)The joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts.
(6)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2026.
(7)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) which bears interest at a fixed rate of 6.23% per annum, and (y) a $35.0 million mortgage loan payable (Note B) which bears interest at a fixed rate of 8.03% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan is reflected as Related Party Notes Receivable, Net on our Consolidated Balance Sheets.
(8)The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts.
(9)The indebtedness consists of (x) a $108.0 million senior loan with a third-party lender and (y) a mezzanine loan provided by us with a maximum commitment of $50.0 million. As of December 31, 2025, we have funded approximately $18.4 million of the mezzanine loan. The loan is reflected as Related Party Note Receivables, Net on our Consolidated Balance Sheets.
(10)The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in Term SOFR rate to a cap of 6.00% per annum on a notional amount of $108.0 million through November 9, 2027.
(11)The construction financing has a borrowing capacity of $140.0 million.
(12)No amounts have been drawn under the $98.7 million construction loan.
(13)No amounts have been drawn under the $225.0 million construction loan.

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

BXP
The following table presents a reconciliation of net income attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to BXP, Inc.	$276,800	$14,272	$190,215
Add:
Noncontrolling interest—common units of the Operating Partnership	32,014	2,400	22,548
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Net income	383,995	84,188	291,424
Add:
Depreciation and amortization	912,088	887,191	830,813
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(86,109)	(76,660)	(73,027)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	65,446	81,904	101,199
Corporate-related depreciation and amortization	(2,479)	(1,710)	(1,810)
Non-real estate depreciation and amortization	8,521	8,520	(1,681)
Loss on sales-type lease	2,490	—	—
Impairment losses	85,803	13,615	—
Impairment losses included within loss from unconsolidated joint ventures	145,133	341,338	272,603
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	53,685	21,696	64,168
Gains on sales of real estate	176,732	602	517
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	—	1,368
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	1,209,636	1,248,026	1,274,568
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	120,601	127,548	130,771
Funds from Operations attributable to BXP, Inc.	$1,089,035	$1,120,478	$1,143,797
Our percentage share of Funds from Operations—basic	90.03%	89.78%	89.74%
Weighted average shares outstanding—basic	158,330	157,468	156,863

The following tables presents a reconciliation of net income attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to BXP, Inc.	$276,800	$14,272	$190,215
Add:
Noncontrolling interest—common units of the Operating Partnership	32,014	2,400	22,548
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Net income	383,995	84,188	291,424
Add:
Depreciation and amortization	912,088	887,191	830,813
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(86,109)	(76,660)	(73,027)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	65,446	81,904	101,199
Corporate-related depreciation and amortization	(2,479)	(1,710)	(1,810)
Non-real estate depreciation and amortization	8,521	8,520	(1,681)
Loss on sales-type lease	2,490	—	—
Impairment losses	85,803	13,615	—
Impairment losses included within loss from unconsolidated joint ventures	145,133	341,338	272,603
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	53,685	21,696	64,168
Gains on sales of real estate	176,732	602	517
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	—	1,368
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	1,209,636	1,248,026	1,274,568
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted FFO	1,209,636	1,248,026	1,274,568
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	120,238	127,299	130,516
Diluted FFO attributable to BXP, Inc. (1)	$1,089,398	$1,120,727	$1,144,052
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.06%, 89.80% and 89.76% for the years ended December 31, 2025, 2024 and 2023, respectively.

	Year ended December 31,
	2025	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,858	175,390	174,796
Effect of Dilutive Securities:
Stock based compensation	539	325	338
Diluted Funds from Operations	176,397	175,715	175,134
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,528	17,922	17,933
Diluted Funds from Operations attributable to BXP, Inc. (1)	158,869	157,793	157,201
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.06%, 89.80% and 89.76% for the years ended December 31, 2025, 2024 and 2023, respectively.
BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$321,104	$23,480	$219,771
Add:
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Net income	396,285	90,996	298,432
Add:
Depreciation and amortization	905,301	880,383	823,805
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(86,109)	(76,660)	(73,027)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	65,446	81,904	101,199
Corporate-related depreciation and amortization	(2,479)	(1,710)	(1,810)
Non-real estate depreciation and amortization	8,521	8,520	(1,681)
Loss on sales-type lease	2,490	—	—
Impairment losses	82,890	13,615	—
Impairment losses included within loss from unconsolidated joint ventures	145,133	341,338	272,603
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	53,685	21,696	64,168
Gains on sales of real estate	179,322	602	517
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	—	1,368
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$1,209,636	$1,248,026	$1,274,568
Weighted average shares outstanding—basic	175,858	175,390	174,796
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$321,104	$23,480	$219,771
Add:
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Net income	396,285	90,996	298,432
Add:
Depreciation and amortization	905,301	880,383	823,805
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(86,109)	(76,660)	(73,027)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	65,446	81,904	101,199
Corporate-related depreciation and amortization	(2,479)	(1,710)	(1,810)
Non-real estate depreciation and amortization	8,521	8,520	(1,681)
Loss on sales-type lease	2,490	—	—
Impairment losses	82,890	13,615	—
Impairment losses included within loss from unconsolidated joint ventures	145,133	341,338	272,603
Less:
Gain on sale / consolidation included within loss from unconsolidated joint ventures	53,685	21,696	64,168
Gains on sales of real estate	179,322	602	517
Gain on sales-type lease included within loss from unconsolidated joint ventures	—	—	1,368
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Funds from Operations attributable to Boston Properties Limited Partnership (1)	1,209,636	1,248,026	1,274,568
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$1,209,636	$1,248,026	$1,274,568
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2022 MYLTIP Units).

	Year ended December 31,
	2025	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,858	175,390	174,796
Effect of Dilutive Securities:
Stock based compensation	539	325	338
Diluted Funds from Operations	176,397	175,715	175,134

Material Cash Commitments
As of December 31, 2025, we were subject to contractual payment obligations, excluding our unconsolidated joint ventures commitments. For details about our unconsolidated joint venture contractual payment obligations see “Investments in Unconsolidated Joint Ventures - Contractual Obligations” below. Our primary contractual payment obligations, that are not disclosed in other sections of this Annual Report on Form 10-K, are client and development related and described in further detail below. For details about our other contractual payment obligations related to operating and finance leases and debt, see Notes 4 and 7 to the Consolidated Financial Statements, respectively.

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Commitments:
Client obligations (1)	$723,491	$560,483	$107,560	$31,325	$18,522	$5,601	$—
Construction contracts for development projects (2)	1,937,729	634,294	474,385	475,789	282,331	70,930	—
Total Commitments	$2,661,220	$1,194,777	$581,945	$507,114	$300,853	$76,531	$—
 _______________
(1)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2025. The timing and amount of these payments is subject to change.
(2)Payments for construction contracts for development projects includes consolidated joint ventures and represents 100% of the estimated development costs.
We invest in two non-real estate funds, which are primarily environmentally focused investment funds, each with a commitment to contribute $10.0 million, aggregating to a total commitment of $20.0 million. As of December 31, 2025, we have contributed approximately $10.5 million, which includes required fees, with $9.5 million remaining to be contributed.
Investment in Unconsolidated Joint Ventures - Contractual Obligations
As of December 31, 2025, the unconsolidated joint ventures that we have an ownership interest in were subject to contractual payment obligations as described in the table below.  The table represents our share of the contractual obligations. For details about our unconsolidated joint ventures secured debt see “Investment In Unconsolidated Joint Ventures - Secured Debt” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases (1)	$93,916	$944	$957	$970	$984	$998	$89,063
Total Contractual Obligations	93,916	944	957	970	984	998	89,063

Commitments:
Client obligations (2)	66,856	42,643	24,213	—	—	—	—
Construction contracts for development projects	63,596	34,327	23,483	5,393	393	—	—
Total Commitments	130,452	76,970	47,696	5,393	393	—	—
	$224,368	$77,914	$48,653	$6,363	$1,377	$998	$89,063
 _______________
(1)Operating leases include approximately $61.6 million related to renewal options that the joint venture is reasonably certain it will exercise.
(2)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2025. The timing and amount of these payments is subject to change.

We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the year ended December 31, 2025, we paid approximately $461.4 million to fund client-related obligations, including tenant improvements and leasing commissions.
In addition, during the year ended December 31, 2025, we and our unconsolidated joint venture partners incurred approximately $529.8 million of new tenant-related obligations associated with approximately 4.6 million square feet of second generation leases, or approximately $116 per square foot. In addition, we signed leases for approximately 1.0 million square feet of first generation leases.  The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2025, we signed leases for approximately 5.6 million square feet of space and incurred aggregate tenant-related obligations of approximately $767.2 million, or approximately $138 per square foot.
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
As of December 31, 2025, approximately $14.3 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.3 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $750.0 million of borrowings under the Commercial Paper Program and approximately $800.0 million of secured debt. However, we have entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all or a portion of the applicable debt term (See Note 8 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts). Therefore, as of December 31, 2025, we had approximately $1.4 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of December 31, 2025.
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

	2026	2027	2028	2029	2030	2031+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(613)	$2,301,591	$3,340	$182,961	$(1,348)	$998,621	$3,484,552	$3,209,842
GAAP Average Interest Rate	5.06%	3.64%	5.06%	5.06%	—%	2.93%	3.52%
Variable Rate	(1,594)	(1,596)	798,705	—	—	—	795,515	800,309
Subtotal	$(2,207)	$2,299,995	$802,045	$182,961	$(1,348)	$998,621	$4,280,067	$4,010,151
	Unsecured debt, net
Fixed Rate	$1,985,368	$736,739	$987,944	$839,567	$691,729	$5,541,016	$10,782,363	$10,513,589
GAAP Average Interest Rate	3.63%	6.92%	4.63%	3.51%	2.70%	3.79%	3.98%
Variable Rate	849,015	(874)	(877)	699,789	—	—	1,547,053	1,555,687
Subtotal	$2,834,383	$735,865	$987,067	$1,539,356	$691,729	$5,541,016	$12,329,416	$12,069,276
Total Debt	$2,832,176	$3,035,860	$1,789,112	$1,722,317	$690,381	$6,539,637	$16,609,483	$16,079,427
At December 31, 2025, the weighted-average stated interest rates on the fixed rate debt stated above was 3.59% per annum. At December 31, 2025, our outstanding variable rate debt totaled approximately $2.3 billion, of which $900.0 million was subject to interest rate swaps. At December 31, 2025, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 4.98% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $23.4 million for the year ended December 31, 2025.
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
As of the end of BXP, Inc.’s 2025 fiscal year, management conducted assessments of the effectiveness of BXP, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that BXP, Inc.’s internal control over financial reporting as of December 31, 2025 was effective.
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
The effectiveness of BXP, Inc.’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 97, which expresses an unqualified opinion on the effectiveness of BXP, Inc.’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of BXP, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of BXP, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Indicators Assessment of Investments in Unconsolidated Joint Ventures
As described in Notes 2 and 6 to the consolidated financial statements, the Company’s investments in unconsolidated joint ventures balance was $999.3 million as of December 31, 2025. During 2025, the Company recognized a $145.1 million other-than-temporary impairment loss related to a certain investment in an unconsolidated joint venture. Management reviews unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management in identifying and evaluating the impairment indicators for investments in unconsolidated joint ventures, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's identification and evaluation of the impairment indicators related to the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and evaluation of the impairment indicators for investments in unconsolidated joint ventures. These procedures also included, among others, (i) testing management's process for identifying and evaluating the impairment indicators for investments in unconsolidated joint ventures, and (ii) evaluating the reasonableness of management’s impairment indicators related to the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions. Evaluating the reasonableness of management’s assessment of the impairment indicators involved (i) considering whether the indicators were consistent with evidence obtained from other audit procedures and (ii) evaluating management’s assessment over (a) changes in the performance of the investments, (b) management’s intent and ability to retain each investment to allow for anticipated recovery in market value, and (c) market conditions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2026
We have served as the Company’s auditor since 1997.

BXP, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,005,124 and $7,797,430 at December 31, 2025 and December 31, 2024, respectively)	$28,241,879	$27,870,623
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2025 and December 31, 2024, respectively)	372,470	372,922
Right of use assets - operating leases (amounts related to VIEs of $0 and $140,558 at December 31, 2025 and December 31, 2024, respectively)	325,841	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,763,988) and $(1,628,274) at December 31, 2025 and December 31, 2024, respectively)	(8,040,311)	(7,528,057)
Total real estate	20,899,879	21,050,255
Cash and cash equivalents (amounts related to VIEs of $255,631 and $373,737 at December 31, 2025 and December 31, 2024, respectively)	1,478,206	1,254,882
Cash held in escrows (amounts related to VIEs of $10,319 and $4,979 at December 31, 2025 and December 31, 2024, respectively)	79,060	80,314
Investments in securities	44,614	39,706
Tenant and other receivables, net (amounts related to VIEs of $30,989 and $20,435 at December 31, 2025 and December 31, 2024, respectively)	92,625	107,453
Note receivable, net	9,373	4,947
Related party notes receivable, net	28,346	88,779
Sales-type lease receivable, net	15,672	14,657
Accrued rental income, net (amounts related to VIEs of $470,734 and $435,110 at December 31, 2025 and December 31, 2024, respectively)	1,538,515	1,466,220
Deferred charges, net (amounts related to VIEs of $204,924 and $211,726 at December 31, 2025 and December 31, 2024, respectively)	847,690	813,345
Prepaid expenses and other assets (amounts related to VIEs of $14,509 and $15,036 at December 31, 2025 and December 31, 2024, respectively)	108,105	70,839
Investments in unconsolidated joint ventures	999,309	1,093,583
Assets held for sale	24,770	—
Total assets	$26,166,164	$26,084,980
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,286,870 and $3,282,027 at December 31, 2025 and December 31, 2024, respectively)	$4,280,067	$4,276,609
Unsecured senior notes, net	9,806,100	10,645,077
Unsecured exchangeable senior notes, net	976,263	—
Unsecured line of credit	—	—
Unsecured term loans, net	797,053	798,813
Unsecured commercial paper	750,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $21,074 and $20,931 at December 31, 2025 and December 31, 2024, respectively)	360,039	370,885
Lease liabilities - operating leases (amounts related to VIEs of $0 and $157,691 at December 31, 2025 and December 31, 2024, respectively)	389,213	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $88,849 and $115,808 at December 31, 2025 and December 31, 2024, respectively)	480,017	401,874
Dividends and distributions payable	123,753	172,486
Accrued interest payable	125,345	128,098
Other liabilities (amounts related to VIEs of $95,209 and $126,202 at December 31, 2025 and December 31, 2024, respectively)	386,074	450,796
Total liabilities	18,473,924	18,137,324

BXP, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2025	December 31, 2024
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 111,701 and 128,227 units outstanding at redemption value at December 31, 2025 and December 31, 2024, respectively	7,538	9,535
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,627,198 and 158,253,895 issued and 158,548,298 and 158,174,995 outstanding at December 31, 2025 and December 31, 2024, respectively	1,585	1,582
Additional paid-in capital	6,836,243	6,836,093
Dividends in excess of earnings	(1,674,995)	(1,419,575)
Treasury common stock at cost, 78,900 shares at December 31, 2025 and December 31, 2024	(2,722)	(2,722)
Accumulated other comprehensive loss	(12,921)	(2,072)
Total stockholders’ equity attributable to BXP, Inc.	5,147,190	5,413,306
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	566,563	591,270
Property partnerships	1,970,949	1,933,545
Total equity	7,684,702	7,938,121
Total liabilities and equity	$26,166,164	$26,084,980

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenue
Lease	$3,236,007	$3,176,805	$3,054,673
Parking and other	143,314	135,142	112,918
Hotel	49,996	51,224	47,357
Development and management services	36,579	28,060	40,850
Direct reimbursements of payroll and related costs from management services contracts	16,383	16,488	17,771
Total revenue	3,482,279	3,407,719	3,273,569
Expenses
Operating
Rental	1,335,069	1,286,838	1,183,947
Hotel	35,599	35,288	32,225
General and administrative	168,789	159,983	170,158
Payroll and related costs from management services contracts	16,383	16,488	17,771
Transaction costs	2,678	1,597	4,313
Depreciation and amortization	912,088	887,191	830,813
Total expenses	2,470,606	2,387,385	2,239,227
Other income (expense)
Loss from unconsolidated joint ventures	(103,560)	(343,177)	(239,543)
Gains on sales of real estate	176,732	602	517
Loss on sales-type lease	(2,490)	—	—
Interest and other income (loss)	35,784	60,199	69,964
Gains from investments in securities	5,481	4,416	5,556
Losses from interest rate contracts	—	—	(79)
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Impairment losses	(85,803)	(13,615)	—
Loss from early extinguishment of debt	(338)	—	—
Interest expense	(653,138)	(645,117)	(579,572)
Net income	383,995	84,188	291,424
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(75,181)	(67,516)	(78,661)
Noncontrolling interest—common units of the Operating Partnership	(32,014)	(2,400)	(22,548)
Net income attributable to BXP, Inc.	$276,800	$14,272	$190,215
Basic earnings per common share attributable to BXP, Inc.
Net income	$1.75	$0.09	$1.21
Weighted average number of common shares outstanding	158,330	157,468	156,863
Diluted earnings per common share attributable to BXP, Inc.
Net income	$1.74	$0.09	$1.21
Weighted average number of common and common equivalent shares outstanding	158,869	157,793	157,201

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$383,995	$84,188	$291,424
Other comprehensive income (loss):
Effective portion of interest rate contracts	(19,601)	9,202	(14,405)
Amortization of interest rate contracts (1)	8,126	12,618	6,703
Other comprehensive income (loss)	(11,475)	21,820	(7,702)
Comprehensive income	372,520	106,008	283,722
Net income attributable to noncontrolling interests	(107,195)	(69,916)	(101,209)
Other comprehensive (income) loss attributable to noncontrolling interests	626	(2,746)	274
Comprehensive income attributable to BXP, Inc.	$265,951	$33,346	$182,787
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2022	156,758	$1,568	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
Redemption of operating partnership units to common stock	102	1	3,793	—	—	—	(3,794)	—	—
Allocated net income for the period	—	—	—	190,215	—	—	22,548	78,661	291,424
Dividends/distributions declared	—	—	—	(615,011)	—	—	(73,331)	—	(688,342)
Shares issued pursuant to stock purchase plan	19	—	1,156	—	—	—	—	—	1,156
Net activity from stock option and incentive plan	62	—	3,165	—	—	—	45,895	—	49,060
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	160,416	—	—	—	—	84,125	244,541
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(69,975)	(69,975)
Effective portion of interest rate contracts	—	—	—	—	—	(12,927)	(1,478)	—	(14,405)
Amortization of interest rate contracts	—	—	—	—	—	5,498	629	576	6,703
Reallocation of noncontrolling interest	—	—	7,472	—	—	—	(7,472)	—	—
Equity, December 31, 2023	156,941	1,569	6,715,149	(816,152)	(2,722)	(21,147)	666,580	1,640,704	8,183,981
Redemption of operating partnership units to common stock	1,147	13	40,551	—	—	—	(40,564)	—	—
Allocated net income for the period	—	—	—	14,272	—	—	2,400	67,516	84,188
Dividends/distributions declared	—	—	—	(617,695)	—	—	(73,485)	—	(691,180)
Shares issued pursuant to stock purchase plan	17	—	1,141	—	—	—	—	—	1,141
Net activity from stock option and incentive plan	70	—	4,516	—	—	—	34,815	—	39,331
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	74,091	—	—	—	—	302,453	376,544
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(77,704)	(77,704)
Effective portion of interest rate contracts	—	—	—	—	—	8,262	940	—	9,202
Amortization of interest rate contracts	—	—	—	—	—	10,813	1,229	576	12,618
Reallocation of noncontrolling interest	—	—	645	—	—	—	(645)	—	—
Equity, December 31, 2024	158,175	1,582	6,836,093	(1,419,575)	(2,722)	(2,072)	591,270	1,933,545	7,938,121

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
Redemption of operating partnership units to common stock	291	3	9,110	—	—	—	(9,113)	—	—
Allocated net income for the period	—	—	—	276,800	—	—	32,014	75,181	383,995
Dividends/distributions declared	—	—	—	(532,220)	—	—	(62,154)	—	(594,374)
Shares issued pursuant to stock purchase plan	13	—	941	—	—	—	—	—	941
Net activity from stock option and incentive plan	69	—	5,983	—	—	—	38,973	—	44,956
Capped call transactions premium	—	—	(35,000)	—	—	—	—	—	(35,000)
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	—	—	—	(43,465)	(43,604)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,970)	—	—	—	—	88,241	84,271
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(83,129)	(83,129)
Effective portion of interest rate contracts	—	—	—	—	—	(17,646)	(1,955)	—	(19,601)
Amortization of interest rate contracts	—	—	—	—	—	6,797	753	576	8,126
Reallocation of noncontrolling interest	—	—	23,225	—	—	—	(23,225)	—	—
Equity, December 31, 2025	158,548	$1,585	$6,836,243	$(1,674,995)	$(2,722)	$(12,921)	$566,563	$1,970,949	$7,684,702

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$383,995	$84,188	$291,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	912,088	887,191	830,813
Impairment losses	85,803	13,615	—
Amortization of right of use assets - operating leases	264	2,262	1,940
Amortization of sales type lease	(989)	(992)	—
Non-cash compensation expense	44,334	43,949	51,478
Loss from unconsolidated joint ventures	103,560	343,177	239,543
Distributions of net cash flow from operations of unconsolidated joint ventures	58,424	33,861	24,637
Gains from investments in securities	(5,481)	(4,416)	(5,556)
Allowance for current expected credit losses	(1,133)	78	373
Non-cash portion of interest expense	32,247	37,143	30,523
Loss from early extinguishments of debt	338	—	—
Gains on sales of real estate	(176,732)	(602)	(517)
Loss on sales-type lease	2,490	—	—
Unrealized (gain) loss on non-real estate investments	346	(546)	(239)
Change in assets and liabilities:
Tenant and other receivables, net	32,507	13,716	(31,470)
Accrued rental income, net	(101,878)	(97,609)	(99,539)
Prepaid expenses and other assets	(4,148)	(5,384)	(7,336)
Right of use assets - operating lease	—	(750)	(25,640)
Lease liabilities - operating leases	(3,545)	(202)	(121)
Accounts payable and accrued expenses	27,161	(2,395)	41,696
Accrued interest payable	(2,743)	(5,647)	29,910
Other liabilities	(19,133)	12,826	7,267
Tenant leasing costs	(122,618)	(118,962)	(77,666)
Total adjustments	861,162	1,150,313	1,010,096
Net cash provided by operating activities	1,245,157	1,234,501	1,301,520
Cash flows from investing activities:
Acquisitions of real estate	(55,864)	(35,366)	—
Construction in progress	(683,750)	(651,346)	(525,963)
Building, pre-development and other capital improvements	(216,687)	(189,667)	(171,424)
Tenant improvements	(338,808)	(258,312)	(310,925)
Proceeds from sales of real estate	682,514	602	517
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086	(13,155)
Capital contributions to unconsolidated joint ventures	(258,752)	(132,096)	(192,650)
Capital distributions from unconsolidated joint ventures	172,662	28,325	32,787
Investment in non-real estate investments	(3,538)	(2,500)	(2,187)
Issuance of note receivables (including related party)	(22,861)	(3,258)	(12,177)
Proceeds from note receivables (including related party)	80,000	—	—
Investments in securities, net	558	136	1,496
Net cash used in investing activities	(644,526)	(1,237,396)	(1,193,681)

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—	600,000
Repayments of mortgage notes payable	(4,251)	(4,780)	—
Proceeds from unsecured senior notes	—	849,671	747,727
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)	(500,000)
Proceeds from unsecured exchangeable senior notes	1,000,000	—	—
Borrowings on unsecured line of credit	865,000	—	—
Repayments of unsecured line of credit	(865,000)	—	—
Borrowings on unsecured term loans	700,000	—	1,200,000
Repayment of unsecured term loans	(700,000)	(500,000)	(730,000)
Payments on finance lease obligations	(13,662)	(12,547)	—
Borrowings on commercial paper program	8,656,025	5,363,333	—
Repayments on commercial paper program	(8,406,025)	(4,863,333)	—
Deferred financing costs	(39,641)	(12,235)	(19,416)
Capped call transactions premium	(35,000)	—	—
Net activity from equity transactions	(435)	(1,731)	367
Dividends and distributions	(643,107)	(689,870)	(687,809)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	84,268	374,720	227,022
Distributions to noncontrolling interests in property partnerships	(83,129)	(77,704)	(69,975)
Acquisition of noncontrolling interests in property partnerships	(43,604)	—	—
Net cash provided by (used in) financing activities	(378,561)	(274,476)	767,916
Net increase (decrease) in cash and cash equivalents and cash held in escrows	222,070	(277,371)	875,755
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$1,557,266	$1,335,196	$1,612,567

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477	$690,333
Cash held in escrows, beginning of period	80,314	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567	$736,812

Cash and cash equivalents, end of period	$1,478,206	$1,254,882	$1,531,477
Cash held in escrows, end of period	79,060	80,314	81,090
Cash and cash equivalents and cash held in escrows, end of period	$1,557,266	$1,335,196	$1,612,567

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$677,156	$676,067	$553,989
Interest capitalized	$50,626	$41,976	$42,633

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(155,440)	$(112,074)	$(135,093)
Change in real estate included in accounts payable and accrued expenses	$11,910	$(50,891)	$3,668
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$30,631	$141,179
Right of use assets obtained in exchange for lease liabilities - finance lease	$—	$—	$163,056

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2025	2024	2023
Lease liability - finance lease reversal for re-assessment event	$—	$(38,491)	$—
Right of use asset - finance lease reversal for re-assessment event	$—	$(28,962)	$—
Non-cash contributions from noncontrolling interests in property partnerships, net	$(2,557)	$92,631	$17,519
Capitalized operating lease costs	$8,732	$30,195	$12,580
Construction in progress from prepaid expenses and other assets	$—	$—	$25,577
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)	$183,817
Mortgage note payable recorded upon consolidation	$—	$207,093	$300,000
Mortgage note payable converted to unsecured term loan	$—	$100,000	$—
Real estate and intangibles recorded upon consolidation	$—	$(220,015)	$(490,720)
Interest rate contracts recorded upon consolidation	$—	$—	$(7,337)
Real estate contributed in exchange for investment in unconsolidated joint venture	$(5,595)	$—	$—
Investment in unconsolidated joint ventures funded by real estate contributed	$5,595	$—	$—
Dividends and distributions declared but not paid	$123,753	$172,486	$171,176
Conversions of noncontrolling interests to stockholders’ equity	$9,113	$40,564	$3,794
Issuance of restricted securities to employees and non-employee directors	$75,641	$43,360	$48,141

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
As of the end of Boston Properties Limited Partnership’s 2025 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2025 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 109, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Partners of Boston Properties Limited Partnership
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, and the related statements of operations, of comprehensive income, of capital and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Indicators Assessment of Investments in Unconsolidated Joint Ventures
As described in Notes 2 and 6 to the consolidated financial statements, the Partnership’s investments in unconsolidated joint ventures balance was $999.3 million as of December 31, 2025. During 2025, the Partnership recognized a $145.1 million other-than-temporary impairment loss related to a certain investment in an unconsolidated joint venture. Management reviews unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management in identifying and evaluating the impairment indicators for investments in unconsolidated joint ventures, and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management's identification and evaluation of the impairment indicators related to the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and evaluation of the impairment indicators for investments in unconsolidated joint ventures. These procedures also included, among others, (i) testing management's process for identifying and evaluating the impairment indicators for investments in unconsolidated joint ventures, and (ii) evaluating the reasonableness of management’s impairment indicators related to the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions. Evaluating the reasonableness of management’s assessment of the impairment indicators involved (i) considering whether the indicators were consistent with evidence obtained from other audit procedures and (ii) evaluating management’s assessment over (a) changes in the performance of the investments, (b) management’s intent and ability to retain each investment to allow for anticipated recovery in market value, and (c) market conditions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2026
We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2025	December 31, 2024
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,005,124 and $7,797,430 at December 31, 2025 and December 31, 2024, respectively)	$27,884,397	$27,504,358
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2025 and December 31, 2024, respectively)	372,470	372,922
Right of use assets - operating leases (amounts related to VIEs of $0 and $140,558 at December 31, 2025 and December 31, 2024, respectively)	325,841	334,767
Less: accumulated depreciation (amounts related to VIEs of $(1,763,988) and $(1,628,274) at December 31, 2025 and December 31, 2024, respectively)	(7,906,629)	(7,397,882)
Total real estate	20,676,079	20,814,165
Cash and cash equivalents (amounts related to VIEs of $255,631 and $373,737 at December 31, 2025 and December 31, 2024, respectively)	1,478,206	1,254,882
Cash held in escrows (amounts related to VIEs of $10,319 and $4,979 at December 31, 2025 and December 31, 2024, respectively)	79,060	80,314
Investments in securities	44,614	39,706
Tenant and other receivables, net (amounts related to VIEs of $30,989 and $20,435 at December 31, 2025 and December 31, 2024, respectively)	92,625	107,453
Note receivable, net	9,373	4,947
Related party notes receivables, net	28,346	88,779
Sales-type lease receivable, net	15,672	14,657
Accrued rental income, net (amounts related to VIEs of $470,734 and $435,110 at December 31, 2025 and December 31, 2024, respectively)	1,538,515	1,466,220
Deferred charges, net (amounts related to VIEs of $204,924 and $211,726 at December 31, 2025 and December 31, 2024, respectively)	847,690	813,345
Prepaid expenses and other assets (amounts related to VIEs of $14,509 and $15,036 at December 31, 2025 and December 31, 2024, respectively)	108,105	70,839
Investments in unconsolidated joint ventures	999,309	1,093,583
Assets held for sale	24,770	—
Total assets	$25,942,364	$25,848,890
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,286,870 and $3,282,027 at December 31, 2025 and December 31, 2024, respectively)	$4,280,067	$4,276,609
Unsecured senior notes, net	9,806,100	10,645,077
Unsecured exchangeable senior notes, net	976,263	—
Unsecured line of credit	—	—
Unsecured term loans, net	797,053	798,813
Unsecured commercial paper	750,000	500,000
Lease liabilities - finance leases (amounts related to VIEs of $21,074 and $20,931 at December 31, 2025 and December 31, 2024, respectively)	360,039	370,885
Lease liabilities - operating leases (amounts related to VIEs of $0 and $157,691 at December 31, 2025 and December 31, 2024, respectively)	389,213	392,686
Accounts payable and accrued expenses (amounts related to VIEs of $88,849 and $115,808 at December 31, 2025 and December 31, 2024, respectively)	480,017	401,874
Dividends and distributions payable	123,753	172,486
Accrued interest payable	125,345	128,098

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2025	December 31, 2024
Other liabilities (amounts related to VIEs of $95,209 and $126,202 at December 31, 2025 and December 31, 2024, respectively)	386,074	450,796
Total liabilities	18,473,924	18,137,324
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 111,701 and 128,227 units outstanding at redemption value at December 31, 2025 and December 31, 2024, respectively	7,538	9,535
Noncontrolling interests:
Redeemable partnership units— 15,590,009 and 15,730,882 common units and 2,662,140 and 2,335,229 long term incentive units outstanding at redemption value at December 31, 2025 and December 31, 2024, respectively	1,272,719	1,378,573
Capital:
Boston Properties Limited Partnership partners’ capital— 1,768,004 and 1,762,411 general partner units and 156,780,294 and 156,412,584 limited partner units outstanding at December 31, 2025 and December 31, 2024, respectively	4,230,155	4,391,985
Accumulated other comprehensive loss	(12,921)	(2,072)
Total partners’ capital	4,217,234	4,389,913
Noncontrolling interests in property partnerships	1,970,949	1,933,545
Total capital	6,188,183	6,323,458
Total liabilities and capital	$25,942,364	$25,848,890

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit amounts)

	Year ended December 31,
	2025	2024	2023
Revenue
Lease	$3,236,007	$3,176,805	$3,054,673
Parking and other	143,314	135,142	112,918
Hotel	49,996	51,224	47,357
Development and management services	36,579	28,060	40,850
Direct reimbursements of payroll and related costs from management services contracts	16,383	16,488	17,771
Total revenue	3,482,279	3,407,719	3,273,569
Expenses
Operating
Rental	1,335,069	1,286,838	1,183,947
Hotel	35,599	35,288	32,225
General and administrative	168,789	159,983	170,158
Payroll and related costs from management services contracts	16,383	16,488	17,771
Transaction costs	2,678	1,597	4,313
Depreciation and amortization	905,301	880,383	823,805
Total expenses	2,463,819	2,380,577	2,232,219
Other income (expense)
Loss from unconsolidated joint ventures	(103,560)	(343,177)	(239,543)
Gains on sales of real estate	179,322	602	517
Loss on sales-type lease	(2,490)	—	—
Interest and other income (loss)	35,784	60,199	69,964
Gains from investments in securities	5,481	4,416	5,556
Losses from interest rate contracts	—	—	(79)
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Impairment losses	(82,890)	(13,615)	—
Loss from early extinguishment of debt	(338)	—	—
Interest expense	(653,138)	(645,117)	(579,572)
Net income	396,285	90,996	298,432
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(75,181)	(67,516)	(78,661)
Net income attributable to Boston Properties Limited Partnership	$321,104	$23,480	$219,771
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$1.83	$0.13	$1.26
Weighted average number of common units outstanding	175,858	175,390	174,796
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$1.82	$0.13	$1.25
Weighted average number of common and common equivalent units outstanding	176,397	175,715	175,134
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$396,285	$90,996	$298,432
Other comprehensive income (loss):
Effective portion of interest rate contracts	(19,601)	9,202	(14,405)
Amortization of interest rate contracts (1)	8,126	12,618	6,703
Other comprehensive income (loss)	(11,475)	21,820	(7,702)
Comprehensive income	384,810	112,816	290,730
Comprehensive income attributable to noncontrolling interests	(75,757)	(68,092)	(79,237)
Comprehensive income attributable to Boston Properties Limited Partnership	$309,053	$44,724	$211,493
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2022	1,750	155,008	$5,299,428	$(13,718)	$1,547,317	$6,833,027	$1,280,886
Net activity from contributions and unearned compensation	5	75	4,321	—	—	4,321	45,895
Allocated net income for the period	—	—	197,223	—	78,661	275,884	22,548
Distributions	—	—	(615,011)	—	—	(615,011)	(73,331)
Conversion of redeemable partnership units	—	102	3,794	—	—	3,794	(3,794)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(76,220)	—	—	(76,220)	76,220
Effective portion of interest rate contracts	—	—	—	(12,927)	—	(12,927)	(1,478)
Amortization of interest rate contracts	—	—	—	5,498	576	6,074	629
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	160,416	—	84,125	244,541	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(69,975)	(69,975)	—
Equity, December 31, 2023	1,755	155,185	4,973,951	(21,147)	1,640,704	6,593,508	1,347,575
Net activity from contributions and unearned compensation	5	82	5,657	—	—	5,657	34,815
Allocated net income for the period	—	—	21,080	—	67,516	88,596	2,400
Distributions	—	—	(617,695)	—	—	(617,695)	(73,485)
Conversion of redeemable partnership units	2	1,146	40,564	—	—	40,564	(40,564)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(105,663)	—	—	(105,663)	105,663
Effective portion of interest rate contracts	—	—	—	8,262	—	8,262	940
Amortization of interest rate contracts	—	—	—	10,813	576	11,389	1,229
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	74,091	—	302,453	376,544	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(77,704)	(77,704)	—
Equity, December 31, 2024	1,762	156,413	4,391,985	(2,072)	1,933,545	6,323,458	1,378,573

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units
Net activity from contributions and unearned compensation	2	80	6,924	—	—	6,924	38,973
Allocated net income for the period	—	—	289,090	—	75,181	364,271	32,014
Distributions	—	—	(532,220)	—	—	(532,220)	(62,154)
Conversion of redeemable partnership units	4	287	9,113	—	—	9,113	(9,113)
Adjustment to reflect redeemable partnership units at redemption value	—	—	104,372	—	—	104,372	(104,372)
Effective portion of interest rate contracts	—	—	—	(17,646)	—	(17,646)	(1,955)
Amortization of interest rate contracts	—	—	—	6,797	576	7,373	753
Capped call transactions premium	—	—	(35,000)	—	—	(35,000)	—
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	(43,465)	(43,604)	—
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,970)	—	88,241	84,271	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(83,129)	(83,129)	—
Equity, December 31, 2025	1,768	156,780	$4,230,155	$(12,921)	$1,970,949	$6,188,183	$1,272,719

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$396,285	$90,996	$298,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	905,301	880,383	823,805
Impairment losses	82,890	13,615	—
Amortization of right of use assets - operating leases	264	2,262	1,940
Amortization of sales type lease	(989)	(992)	—
Non-cash compensation expense	44,334	43,949	51,478
Loss from unconsolidated joint ventures	103,560	343,177	239,543
Distributions of net cash flow from operations of unconsolidated joint ventures	58,424	33,861	24,637
Gains from investments in securities	(5,481)	(4,416)	(5,556)
Allowance for current expected credit losses	(1,133)	78	373
Non-cash portion of interest expense	32,247	37,143	30,523
Loss from early extinguishments of debt	338	—	—
Gains on sales of real estate	(179,322)	(602)	(517)
Loss on sales-type lease	2,490	—	—
Unrealized (gain) loss on non-real estate investments	346	(546)	(239)
Change in assets and liabilities:
Tenant and other receivables, net	32,507	13,716	(31,470)
Accrued rental income, net	(101,878)	(97,609)	(99,539)
Prepaid expenses and other assets	(4,148)	(5,384)	(7,336)
Right of use assets - operating lease	—	(750)	(25,640)
Lease liabilities - operating leases	(3,545)	(202)	(121)
Accounts payable and accrued expenses	27,161	(2,395)	41,696
Accrued interest payable	(2,743)	(5,647)	29,910
Other liabilities	(19,133)	12,826	7,267
Tenant leasing costs	(122,618)	(118,962)	(77,666)
Total adjustments	848,872	1,143,505	1,003,088
Net cash provided by operating activities	1,245,157	1,234,501	1,301,520
Cash flows from investing activities:
Acquisitions of real estate	(55,864)	(35,366)	—
Construction in progress	(683,750)	(651,346)	(525,963)
Building, pre-development and other capital improvements	(216,687)	(189,667)	(171,424)
Tenant improvements	(338,808)	(258,312)	(310,925)
Proceeds from sales of real estate	682,514	602	517
Acquisition of real estate upon consolidation of unconsolidated joint ventures (net of cash)	—	6,086	(13,155)
Capital contributions to unconsolidated joint ventures	(258,752)	(132,096)	(192,650)
Capital distributions from unconsolidated joint ventures	172,662	28,325	32,787
Investment in non-real estate investments	(3,538)	(2,500)	(2,187)
Issuance of note receivables (including related party)	(22,861)	(3,258)	(12,177)
Proceeds from note receivables (including related party)	80,000	—	—
Investments in securities, net	558	136	1,496
Net cash used in investing activities	(644,526)	(1,237,396)	(1,193,681)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—	600,000
Repayments of mortgage notes payable	(4,251)	(4,780)	—
Proceeds from unsecured senior notes	—	849,671	747,727
Repayment / redemption of unsecured senior notes	(850,000)	(700,000)	(500,000)
Proceeds from unsecured exchangeable senior notes	1,000,000	—	—
Borrowings on unsecured line of credit	865,000	—	—
Repayments of unsecured line of credit	(865,000)	—	—
Borrowings on unsecured term loans	700,000	—	1,200,000
Repayment of unsecured term loans	(700,000)	(500,000)	(730,000)
Payments on finance lease obligations	(13,662)	(12,547)	—
Borrowings on commercial paper program	8,656,025	5,363,333	—
Repayments on commercial paper program	(8,406,025)	(4,863,333)	—
Deferred financing costs	(39,641)	(12,235)	(19,416)
Capped call transactions premium	(35,000)	—	—
Net activity from equity transactions	(435)	(1,731)	367
Distributions	(643,107)	(689,870)	(687,809)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	84,268	374,720	227,022
Distributions to noncontrolling interests in property partnerships	(83,129)	(77,704)	(69,975)
Acquisition of noncontrolling interests in property partnerships	(43,604)	—	—
Net cash provided by (used in) financing activities	(378,561)	(274,476)	767,916
Net increase (decrease) in cash and cash equivalents and cash held in escrows	222,070	(277,371)	875,755
Cash and cash equivalents and cash held in escrows, beginning of period	1,335,196	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$1,557,266	$1,335,196	$1,612,567

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,254,882	$1,531,477	$690,333
Cash held in escrows, beginning of period	80,314	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,335,196	$1,612,567	$736,812

Cash and cash equivalents, end of period	$1,478,206	$1,254,882	$1,531,477
Cash held in escrows, end of period	79,060	80,314	81,090
Cash and cash equivalents and cash held in escrows, end of period	$1,557,266	$1,335,196	$1,612,567

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$677,156	$676,067	$553,989
Interest capitalized	$50,626	$41,976	$42,633

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(155,440)	$(112,074)	$(133,844)
Change in real estate included in accounts payable and accrued expenses	$11,910	$(50,891)	$3,668
Right of use assets obtained in exchange for lease liabilities - operating lease	$—	$30,631	$141,179
Right of use assets obtained in exchange for lease liabilities - finance lease	$—	$—	$163,056

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2025	2024	2023
Lease liability - finance lease reversal for re-assessment event	$—	$(38,491)	$—
Right of use asset - finance lease reversal for re-assessment event	$—	$(28,962)	$—
Non-cash contributions from noncontrolling interests in property partnerships, net	$(2,557)	$92,631	$17,519
Capitalized operating lease costs	$8,732	$30,195	$12,580
Construction in progress from prepaid expenses and other assets	$—	$—	$25,577
Investment in unconsolidated joint ventures eliminated upon consolidation	$—	$(11,834)	$183,817
Mortgage notes payable recorded upon consolidation	$—	$207,093	$300,000
Mortgage note payable converted to unsecured term loan	$—	$100,000	$—
Real estate and intangibles recorded upon consolidation	$—	$(220,015)	$(490,720)
Interest rate swaps recorded upon consolidation	$—	$—	$(7,337)
Real estate contributed in exchange for investment in unconsolidated joint venture	$(5,595)	$—	$—
Investment in unconsolidated joint ventures funded by real estate contributed	$5,595	$—	$—
Distributions declared but not paid	$123,753	$172,486	$171,176
Conversions of redeemable partnership units to partners’ capital	$9,113	$40,564	$3,794
Issuance of restricted securities to employees and non-employee directors	$75,641	$43,360	$48,141

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at December 31, 2025, owned an approximate 89.7% (89.7% at December 31, 2024) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and it has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”), (2) 2013 - 2025 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”) and (3) 2025 outperformance plan awards (“2025 OPP Units”) (see Note 15), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The measurement periods for the 2012 OPP Units and the 2013 - 2022 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2023 - 2025 MYLTIP Units and 2025 OPP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2022 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2023 - 2025 MYLTIP Units and 2025 OPP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2022 MYLTIP Units), whether vested or not, receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 10, 15 and 17).
Properties
At December 31, 2025, the Company owned or had joint venture interests in a portfolio of 179 commercial real estate properties (the “Properties”) aggregating approximately 52.6 million net rentable square feet of primarily office properties, including eight properties under construction/redevelopment totaling approximately 3.5 million net rentable square feet. At December 31, 2025, the Properties consisted of:
•157 office properties (including four properties under construction/redevelopment);
•14 retail properties (including one property under construction);
•seven residential properties (including three properties under construction); and
•one hotel.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified 11 entities that are VIEs as of December 31, 2025 and has determined that it is the primary beneficiary for eight of these entities as of December 31, 2025.
Consolidated Variable Interest Entities
As of December 31, 2025, BXP has identified eight consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following six in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square, 601 Lexington Avenue, 300 Binney Street, Atlantic Wharf Office Building, 100 Federal Street and (ii) 290 Binney Street, which is currently under development.
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
Variable Interest Entities Not Consolidated
As of December 31, 2025, BXP has identified three unconsolidated joint venture entities that are classified as VIEs. The CAB 290 Coles Venture LLC, CAB 290 Coles Holdco LLC, and 17 Hartwell JV LLC joint ventures are VIEs because they do not have sufficient equity at risk. In addition, the Company does not consolidate the entities as it does not have the power to direct the activities that, when taken together, most significantly impact the VIEs’ performance and, therefore, the Company is not considered to be the primary beneficiary.
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
Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, it is more likely than not, that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates. Any or all of such assumptions could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s hold strategy changes or market conditions otherwise dictate a shorter hold, an impairment loss may be recognized, and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.  During the year ended December 31, 2025, in conjunction with the Company’s strategy to sell non-core assets, the Company evaluated the properties approved by BXP’s Board of Directors (or a committee thereof) for sale to third-parties, which resulted in recognized impairment losses of approximately $85.8 million and $82.9 million for BXP and BPLP, respectively (See Note 3). During the year ended December 31, 2024, BXP and BPLP recognized an impairment loss of approximately $13.6 million related to Shady Grove - Parcel 1 (See Note 17).
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. Discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The components of the property’s net income that are reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by BXP’s Board of Directors, or a committee thereof, the property is available for immediate sale in present condition and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. During the year ended December 31, 2025, Shady Grove - Parcel 1 met the Company’s held for sale policy. This land parcel had no liabilities and its only assets were categorized as Land Held for Future Development, which is a component of Real Estate on the Consolidated Balance Sheets (See Note 17). The Company did not have any held for sale assets for the year ended December 31, 2024.
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
Capitalized costs include pre-construction costs necessary to the development of the property, development costs (including architectural, engineering and design costs), construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2025, 2024 and 2023 were approximately $50.6 million, $42.0 million and $42.6 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2025, 2024 and 2023 were approximately $17.0 million, $17.2 million and $16.1 million, respectively.
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

Investments in Securities
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and former non-employee directors of BXP to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2025 and 2024, the Company had maintained approximately $44.4 million and $39.4 million, respectively, in separate accounts, that are not restricted as to their use. The Company recognized gains of approximately $5.5 million, $4.4 million and $5.6 million on its investments in the accounts associated with the Company’s deferred compensation plans during the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s categorizes its investments in securities as Level 1 as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).
Non-Real Estate Investments
The Company measures its investments in non-real estate investments, which are primarily environmentally focused investment funds, at the readily determinable fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company’s non-real estate investments are shown within Prepaid and Other Assets in the Consolidated Balance Sheets and was approximately $10.9 million and $7.1 million at December 31, 2025 and 2024, respectively. The Company recognized a net unrealized gain (loss) of approximately $(0.3) million, $0.5 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, due to the observable changes in fair value. The non-real estate investments utilize net asset value as a practical expedient.
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

Investments in Joint Ventures
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
The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment, the intent and ability to retain each investment for a period of time to allow for anticipated recovery in market value, and market conditions. The Company will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value could be calculated using a pending offer from a third-party or discounted cash flows, which are estimates based, in part, on assumptions regarding future occupancy, future rental rates, future capital requirements, debt interest rates and availability, third-party offers, discount rates and capitalization rates that could differ materially from actual results in future periods. During the years ended December 31, 2025, 2024 and 2023, the Company recognized an other-than-temporary impairment loss on its investments in one, three and four joint ventures, respectively, totaling approximately $145.1 million, $341.3 million and $272.6 million, respectively. For a description of the other-than-temporary impairment loss for the year ended December 31, 2025, see Note 6.
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
Revenue Recognition
In general, the Company commences lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. Therefore, the Company recognizes non-cash revenue each reporting period (i.e., the sum of all contractual lease/rental payments due over the term of the lease divided by the number of years in the term). The impact of the straight-line rent adjustment increased revenue by approximately $107.1 million, $105.6 million and $99.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, as the lease/rental revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
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
The Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. Acquired “above-” and “below-market” lease values have been reflected within Prepaid Expenses and Other Assets and Other Liabilities, respectively, on the Company’s Consolidated Balance Sheets. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $7.7 million, $5.5 million and $19.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2026	$1,236	$8,847
2027	928	5,648
2028	781	2,419
2029	729	718
2030	473	441
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
Gains on sales of real estate are recognized pursuant to the provisions included in ASC 610-20. Under ASC 610-20, the Company must first determine whether the transaction is a sale to a customer or non-customer. The Company typically sells real estate on a selective basis and not within the ordinary course of its business and therefore expects that its sale transactions will not be contracts with customers. The Company next determines whether it has a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810 “Consolidation” (“ASC 810”). If the Company determines that it does not have a controlling financial interest in the real estate, it evaluates whether a contract exists under ASC 606 and whether the buyer has obtained control of the asset that was sold. The Company recognizes a full gain on sale of real estate when the derecognition criteria under ASC 610-20 have been met. During the year ended December 31, 2025, BXP and BPLP recognized gains on sales of real estate of approximately $176.7 million and $179.3 million, respectively (See Note 3). During the years ended December 31, 2024 and 2023, gains on sales of real estate were related to prior period sales and aggregated approximately $0.6 million and $0.5 million, respectively, for BXP and BPLP.
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
Exchangeable Debt
On September 29, 2025, BPLP issued $1.0 billion aggregate principal amount of 2.00% Exchangeable Senior Notes due 2030 (the “Notes”) in a private placement (see Note 7). The Company accounts for the Notes in accordance with ASC 470-20, Debt with Conversion and Other Options (after the adoption of Accounting Standards Update (“ASU”) 2020-06, Debt - Debt and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Contracts in an Entity's Own Equity (“ASU 2020-06”)). The exchange feature embedded within the Notes is eligible for an exception from derivative accounting because it is indexed to BXP’s stock. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. As such, the exchange feature embedded within the Notes meets the equity classification under ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity, therefore, the exchange feature is not bifurcated.
At each reporting period, the Company calculates the effect of the Notes on its dilutive earnings per common share / common unit using the if-converted method (See Note 13). Concurrently with the pricing of the Notes, the Company entered into capped call transactions (“Capped Call Transactions”) with certain financial institutions. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of BXP’s Common Stock initially underlying the Notes. Similar to the exchange feature embedded in the Notes, the Capped Call Transactions meet all the conditions for equity classification, and therefore, the related premiums paid are recorded as a reduction to stockholders' equity for BXP and partners’ capital for BPLP.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Because the Company’s valuations of its financial instruments are based on the Levels as defined in ASC 820 and involve the use of estimates, the actual fair values of its financial instruments may differ materially from those estimates. In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.
Non-Recurring Fair Value
The following table presents the Level at which the Company’s non-recurring fair value financial instruments are categorized as defined in ASC 820 as well as the Company’s aggregate carrying value and corresponding estimate of fair value as of December 31, 2025 and December 31, 2024 (in thousands):

		December 31, 2025		December 31, 2024
Level	Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 3	Related party note receivable, net	$28,346	$28,716	$88,779	$89,213
Level 3	Note receivable, net	9,373	9,858	4,947	6,187
Level 3	Sales-type lease receivable, net	15,672	13,911	14,657	13,632
	Total	$53,391	$52,485	$108,383	$109,032

Level 1	Unsecured senior notes, net (1)	$9,806,100	$9,554,844	$10,645,077	$10,005,606
Level 1	Unsecured exchangeable senior notes, net (1)	976,263	958,745	—	—
Level 1	Unsecured commercial paper	750,000	750,000	500,000	500,000
	Subtotal	$11,532,363	$11,263,589	$11,145,077	$10,505,606

Level 3	Mortgage notes payable, net	$4,280,067	$4,010,151	$4,276,609	$3,808,095
Level 3	Unsecured line of credit	—	—	—	—
Level 3	Unsecured term loan, net	797,053	805,687	798,813	799,580
	Subtotal	$5,077,120	$4,815,838	$5,075,422	$4,607,675
	Total	$16,609,483	$16,079,427	$16,220,499	$15,113,281
_______________
(1)If trading volume for the period is low, the valuation could be categorized as Level 2.
During the year ended December 31, 2025, the Company evaluated the consolidated properties that had been approved by BXP’s Board of Directors, or a committee thereof, for sale to third-parties. Based on shorter-than-expected hold periods, the Company reduced the carrying values of the properties that exceeded their fair value and recognized non-cash impairment losses (See Note 3). As a result, during the year ended December 31, 2025, BXP and BPLP recognized aggregate impairment losses of approximately $85.8 million and $82.9 million, respectively. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820, including pending offers from third-parties, as pending offers are classified as Level 3 inputs and there were no other unobservable inputs utilized in the consolidated impairment analysis. During the year ended December 31, 2024, BXP and BPLP recognized impairment losses of approximately $13.6 million. There were no impairment losses that occurred during the year ended December 31, 2023.
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
The following table presents the aggregate fair value of the Company’s interest rate swaps as of December 31, 2025 and December 31, 2024 (in thousands):

Fair value	December 31, 2025	December 31, 2024
Interest rate swaps	$(8,283)	$5,252
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
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting and as such any change in market value will be recognized in the Consolidated Statement of Operations. The Company recognized a loss from interest rate contracts of approximately $79,000 for the year ended December 31, 2023 due to the observable changes in fair value of these derivatives. The Company did not recognize any losses during the years ended December 31, 2025 nor December 31, 2024.
Stock-Based Employee Compensation Plans
At December 31, 2025, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
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

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2025			2024			2023
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.35		64.52%	$3.22		88.29%	$3.04		72.98%
Capital gain income	1.29		35.48%	0.03		0.79%	1.12		27.02%
Return of capital	—		—%	0.40		10.92%	—		—%
Total	$3.64	(1)	100.00%	$3.65	(2)	100.00%	$4.16	(3)	100.00%
 _____________
(1)The fourth quarter 2025 regular quarterly dividend was $0.70 per common share, all of which was allocated to 2026.
(2)The fourth quarter 2024 regular quarterly dividend was $0.98 per common share, all of which was allocated to 2025.
(3)The fourth quarter 2023 regular quarterly dividend was $0.98 per common share, of which approximately $0.27 per common share was allocated to 2023 and approximately $0.71 per common share was allocated to 2024.
Income Taxes
BXP has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). BXP’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BXP’s consolidated taxable REIT subsidiaries. BXP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BXP has no uncertain tax positions recognized as of December 31, 2025 and 2024. At December 31, 2025, BXP’s tax returns for 2022 and subsequent years remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, if applicable, BXP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.
Certain entities included in BXP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
BPLP
Income Taxes
The partners are required to report their respective share of BPLP’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BPLP’s consolidated taxable REIT subsidiaries. BPLP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BPLP has no uncertain tax positions recognized as of December 31, 2025 and 2024. At December 31, 2025, BPLP’s tax returns for 2022 and subsequent years remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, if applicable, BPLP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.
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
3. Real Estate
Real estate consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	BXP		BPLP
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Land	$5,243,760	$5,318,724	$5,151,246	$5,224,015
Right of use assets - finance leases	372,470	372,922	372,470	372,922
Right of use assets - operating leases	325,841	334,767	325,841	334,767
Land held for future development (1)	518,492	714,050	518,492	714,050
Buildings and improvements	16,908,060	17,149,702	16,643,092	16,878,146
Tenant improvements	4,042,150	3,866,371	4,042,150	3,866,371
Furniture, fixtures and equipment	54,160	57,136	54,160	57,136
Construction in progress	1,475,257	764,640	1,475,257	764,640
Total	28,940,190	28,578,312	28,582,708	28,212,047
Less: Accumulated depreciation	(8,040,311)	(7,528,057)	(7,906,629)	(7,397,882)
	$20,899,879	$21,050,255	$20,676,079	$20,814,165
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
On July 31, 2025, the Company elected to commence vertical construction of 343 Madison Avenue (See Note 10). 343 Madison Avenue is an approximately 46-story, 930,000 rentable square feet office development located in New York City, New York with direct access to Grand Central Station.

Acquisition
On December 15, 2025, the Company completed the acquisition of 2100 M Street, located in Washington, D.C., for a purchase price, including transaction costs, of approximately $55.9 million. The acquisition was completed with available cash and the purchase price was allocated entirely to land. 2100 M Street is a vacant office building situated on approximately 1.0 acre of land. The Company intends to redevelop 2100 M Street into an approximately 320,000 rentable square feet office building, including approximately 10,000 rentable square feet of retail space.
Dispositions
During the years ended December 31, 2025, 2024 and 2023, BXP recognized gains on sales of real estate of approximately $176.7 million, $0.6 million and $0.5 million, respectively, and BPLP recognized gains on sales of real estate of approximately $179.3 million, $0.6 million and $0.5 million, respectively.
The following table represents the assets that were sold during the year ended December 31, 2025 (dollars in thousands):

				Gross Sales Price	Net Cash Proceeds	Gain on Sale (1)
Property	Location	Date Disposed	Square Feet			BXP	BPLP
Land:
17 Hartwell Avenue (2)	Lexington, MA	June 27, 2025	30,000	$21,840	$21,840	$18,390	$18,489
Land Parcels at New Dominion Technology Park	Fairfax County, VA	October 15, 2025	N/A	250	248	248	248
Almaden Boulevard	San Jose, CA	October 17, 2025	N/A	13,500	12,659	124	124
Land Parcels at Broad Run	Loudoun County, VA	December 1, 2025	N/A	37,500	36,613	35,418	35,418
3625 Peterson Way	San Jose, CA	December 11, 2025	N/A	90,000	78,908	10,662	10,662
			30,000	163,090	150,268	64,842	64,941
Residential:
Proto Kendall Square	Cambridge, MA	December 18, 2025	166,700	171,500	169,413	53,276	53,276
Signature at Reston Town Center	Reston, VA	December 19, 2025	517,800	236,000	234,327	49,584	49,584
			684,500	407,500	403,740	102,860	102,860
Office:
140 Kendrick Street	Needham, MA	December 17, 2025	409,200	132,000	128,506	7,306	9,796
			409,200	132,000	128,506	7,306	9,796
Total Dispositions			1,123,700	$702,590	$682,514	$175,008	$177,597
_______________
(1)Excludes approximately $1.7 million of gains for each of BXP and BPLP, which are primarily related to sales that occurred in prior periods. With the exception of Almaden Boulevard, the fair value of the real estate disposed exceeded the carrying value (see “Impairments” below).
(2)The Company entered into a joint venture with a third-party to redevelop, own and operate this property. The Company sold the land to the joint venture for approximately $21.8 million in cash. Upon formation of the joint venture, the Company ceased accounting for the property on a consolidated basis and began accounting for the joint venture on an unconsolidated basis using the equity method of accounting, as it does not have a controlling financial or operating interest in the joint venture (See Note 6). The building has been demolished.
Impairments
During the year ended December 31, 2025, in conjunction with the Company’s strategy to sell non-core assets, the Company evaluated the properties that had been approved by BXP’s Board of Directors, or a committee thereof, for sale to third-parties (See Note 2). As a result, BXP and BPLP recognized impairment losses of approximately $85.8 million and $82.9 million, respectively, during the year ended December 31, 2025. The impairment losses consisted of the following (in thousands):

Property	Location	Property Type	BXP	BPLP
Almaden Boulevard	San Jose, CA	Land	$25,515	$25,515
1330 Connecticut Avenue	Washington, DC	Office	20,358	17,461
North First Business Park (1)	San Jose, CA	Office	14,971	14,955
Shady Grove – Parcel 3	Rockville, MD	Land	13,913	13,913
Springfield Metro Center	Springfield, VA	Land	11,046	11,046
			$85,803	$82,890
______________
(1)See Note 17.
During the year ended December 31, 2024, BXP and BPLP recognized impairment losses of approximately $13.6 million. There were no impairment losses that occurred during the year ended December 31, 2023.
4. Leases
Lessee
The following table provides lease cost information for the Company’s operating and finance leases for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
Lease costs	2025	2024	2023
Operating lease costs (1)	$14,620	$14,583	$14,451
Finance lease costs
Amortization of right of use asset (2)	$2,937	$3,093	$2,821
Interest on lease liabilities (3)	$21,849	$13,374	$13,747
_______________
(1)One of the operating leases relates to an asset that was in development for the year ended December 31, 2025, and predevelopment for the year ended December 31, 2024 and a portion of the year ended December 31, 2023. As such, the operating lease costs were capitalized.
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
(3)One of the finance leases relates to an asset under development for a portion of the year ended December 31, 2023. As such, a portion of the interest amount was capitalized. There were no finance leases related to assets under development for the years ended December 31, 2024 and 2025.

The following table provides other quantitative information for the Company’s operating and finance leases as of December 31, 2025 and December 31, 2024:

Other information	December 31, 2025	December 31, 2024
Operating Leases (1)
Number of cancelable leases	—	1
Number of non-cancelable leases	6	5
Longest lease expiration date	7/1/2125	7/1/2125
Weighted-average remaining lease term (in years)	71	72
Weighted-average discount rate	6.6%	6.5%
Finance Leases
Number of cancelable leases	—	—
Number of non-cancelable leases	5	5
Longest lease expiration date	11/1/2094	11/1/2094
Weighted-average remaining lease term (in years)	61	61
Weighted-average discount rate	6.2%	6.2%
______________
(1)The Company has ground leases that are subject to variable payments and extension options. None of the leases contain residual value guarantees.
The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2025 (in thousands):

	Operating	Finance
2026	$28,998	$31,686
2027	17,807	32,434
2028 (1)	40,762	118,252
2029	22,428	10,793
2030	21,149	10,995
Thereafter	3,705,092	1,320,418
Total lease payments	3,836,236	1,524,578
Less:
Interest portion	3,447,023	1,164,539
Present value of lease payments	$389,213	$360,039
_______________
(1)Operating lease payments in 2028 include an approximately $25.1 million final rental payment related to a ground lease the Company is reasonably certain it will commence construction on in 2028. Finance lease payments in 2028 include approximately $105.3 million related to a purchase option that the Company was reasonably certain it would exercise upon execution of the ground leases. There can be no assurance that the Company will ultimately commence construction on the ground lease site or exercise its ground lease purchase option on the schedule currently contemplated or at all.

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
Lessor
Operating Leases
The following table summarizes the components of lease revenue recognized during the years ended December 31, 2025, 2024 and 2023 included within the Company's Consolidated Statements of Operations (in thousands):

	Year ended December 31,
Lease Revenue	2025	2024	2023
Fixed contractual payments	$2,644,155	$2,605,272	$2,503,106
Variable lease payments	590,743	570,541	550,641
Sales-type lease	1,109	992	926
	$3,236,007	$3,176,805	$3,054,673
The future contractual lease payments to be received (excluding operating expense reimbursements and percentage rent) by the Company as of December 31, 2025, under non-cancelable operating leases which expire on various dates through 2050 (in thousands):

Years Ending December 31,
2026	$2,543,021
2027	2,626,022
2028	2,565,897
2029	2,426,161
2030	2,299,682
Thereafter	14,485,854
No single tenant represented more than 10.0% of the Company’s total lease revenue for any of the years ended December 31, 2025, 2024 and 2023.

Sales-type Lease
For the years ended December 31, 2025, 2024 and 2023, the Company had one non-cancelable ground lease obligation, as lessor, that is classified as a sales-type lease with an expiration date in 2119. The Company recognized approximately $1.0 million, $1.0 million and $0.9 million of interest income that is recorded in lease revenue on its Consolidated Statement of Operations for the year ended December 31, 2025, 2024 and 2023, respectively.
The following table provides the future contractual payments to be received as of December 31, 2025 (in thousands):

December 31, 2025
2026	$367
2027	755
2028	775
2029	795
2030	815
Thereafter	265,865
Total lease payments to be received	269,372
Less:
Interest portion	253,443
Sales-type lease receivable	15,929
Unguaranteed residual asset	24
Current expected credit loss adjustment	(281)
Sales-type lease receivable, net	$15,672
The following table provides the future contractual payments to be received as of December 31, 2024 (in thousands):

December 31, 2024
2025	$124
2026	321
2027	754
2028	775
2029	793
Thereafter	266,745
Total lease payments to be received	269,512
Less:
Interest portion	254,589
Sales-type lease receivable	14,923
Unguaranteed residual asset	19
Current expected credit loss adjustment	(285)
Sales-type lease receivable, net	$14,657

5. Deferred Charges
Deferred charges consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Leasing costs, including lease related intangibles	$1,333,146	$1,261,035
Financing costs	32,612	21,797
	1,365,758	1,282,832
Less: Accumulated amortization	(518,068)	(469,487)
	$847,690	$813,345
The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2026	$32,746
2027	25,970
2028	16,045
2029	8,717
2030	6,601

6. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2025 and December 31, 2024:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2025	December 31, 2024
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%	(2)	$—	$(11,924)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	29,085	29,775
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(12,655)	(11,696)
501 K Street LLC	1001 6th Street	50.00%		45,724	45,903
Podium Venture LLC	The Hub on Causeway - Podium	50.00%	(4)	54,742	42,310
Residential Tower Developer LLC	Hub50House	50.00%		33,942	42,493
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,021	14,271
Office Venture LLC	100 Causeway Street	50.00%	(4)	48,924	55,810
1265 Main Office JV LLC	1265 Main Street	50.00%		3,091	3,476
BNY Tower Holdings LLC	Dock 72	50.00%	(5)	83,547	(9,889)
CA-Colorado Center, LLC	Colorado Center	50.00%		69,959	65,000
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		47,144	48,423
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		109,451	112,771
Platform 16 Holdings LP	Platform 16	55.00%		58,561	56,265
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(6)	125,576	272,000
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%	(7)	272	27,051
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(8)	(2,557)	—
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(9)	104,778	74,592
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,506	14,844
751 Gateway Holdings LLC	751 Gateway	49.00%	(10)	—	99,701
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		74,747	70,673
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		21,995	18,225
CAB 290 Coles Venture LLC	290 Coles Street - Common Equity	19.46%	(11)	19,928	N/A
CAB 290 Coles Holdco LLC	290 Coles Street - Preferred Equity	—%	(11)(12)	30,362	N/A
17 Hartwell Avenue JV LLC	17 Hartwell Avenue	20.00%	(11)	10,567	N/A
				$983,710	$1,060,074
 _______________
(1)Investments with deficit balances aggregating approximately $15.6 million and $33.5 million at December 31, 2025 and December 31, 2024, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)On November 10, 2025, the Company completed the sale of its ownership interest in the joint venture.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)In conjunction with the execution of the mortgage loan on September 30, 2025 (described below), Podium Venture LLC and Office Venture LLC were created for structuring purposes and did not change any of the partner rights previously held by the partners of Podium Developer LLC or Office Tower Developer LLC, respectively.
(5)This investment includes net equity balances from the amenity joint venture. The amenity joint venture had a deficit balance of approximately $0.4 million at December 31, 2025.
(6)During the year ended December 31, 2025, the Company recognized an other-than-temporary impairment loss on its investment. On January 2, 2026, the Company completed the sale of its ownership interest in the joint venture (See Note 17).
(7)On September 17, 2025, the joint venture completed the sale of the land parcel.

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
(10)On December 30, 2025, the joint venture completed the sale of the property.
(11)This entity is a VIE (See Note 2).
(12)The Company agreed to fund up to $65.0 million of the required capital through its preferred equity investment. The Company’s preferred equity investment will earn and accrue a 13.0% internal rate of return (“IRR”) and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
ASSETS
Real estate and development in process, net (1) (2)	$4,786,058	$5,748,198
Other assets (3)	672,776	703,096
Total assets	$5,458,834	$6,451,294
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,905,065	$3,206,723
Other liabilities (4)	189,125	292,125
Members’/Partners’ equity	2,364,644	2,952,446
Total liabilities and members’/partners’ equity	$5,458,834	$6,451,294
Company’s share of equity	$1,084,806	$1,344,543
Basis differentials (2) (5)	(101,096)	(284,469)
Carrying value of the Company’s investments in unconsolidated joint ventures (6)	$983,710	$1,060,074
_______________
(1)At December 31, 2025 and December 31, 2024, this amount included right of use assets - operating leases totaling approximately $17.9 million and $19.0 million, respectively.
(2)During the year ended December 31, 2025, the joint ventures that own Safeco Plaza and Gateway Commons recognized property level impairment losses in accordance with ASC 360 (See Note 2). In prior periods, the Company had impaired its equity method investment to the estimated fair value for these joint ventures and therefore this is recognized as a basis difference.
(3)At December 31, 2025 and December 31, 2024, this amount included sales-type lease receivable, net totaling approximately $14.4 million and $14.1 million, respectively.
(4)At December 31, 2025 and December 31, 2024, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
(5)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, impairments at the property level, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. During the year ended December 31, 2025, the joint ventures that own Gateway Commons and Safeco Plaza recognized property level impairments of approximately $425.8 million and $319.5 million, respectively. During the year ended December 31, 2025, the Company recognized an other-than-temporary impairment loss on its investment in Gateway Commons of approximately $145.1 million. During the year ended December 31, 2024, the Company recognized an other-than-temporary impairment loss on its investments in Colorado Center, Gateway Commons and Safeco Plaza of approximately $168.4 million, $126.1 million, and $46.8 million, respectively. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The Company’s basis differences include:

	December 31, 2025	December 31, 2024
Property	(in thousands)
Colorado Center	$131,356	$127,632
200 Fifth Avenue	48,289	49,656
Gateway Commons	(700)	(74,500)
Safeco Plaza	32,905	(75,576)
Dock 72	(88,420)	(92,054)
360 Park Avenue South	(110,815)	(113,265)
Platform 16	(142,677)	(142,698)
Other basis differentials	28,966	36,336
Total basis differentials	$(101,096)	$(284,469)
These basis differentials (excluding land, which does not depreciate) will be amortized over the remaining lives of the related assets and liabilities.
(6)Investments with deficit balances aggregating approximately $15.6 million and $33.5 million at December 31, 2025 and December 31, 2024, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Total revenue (1)	$507,979	$507,678	$612,589
Expenses
Operating	223,067	204,625	239,947
Transaction costs	233	456	301
Depreciation and amortization	173,310	160,756	197,228
Total expenses	396,610	365,837	437,476
Other income (expense)
Losses from early extinguishment of debt	(171)	—	(3)
Interest expense	(172,915)	(176,994)	(227,537)
Unrealized gain (loss) on derivative instruments	(14,351)	5,570	(6,582)
Gain on sales-type lease	—	—	2,737
Gains on sales of real estate (2)	72,818	—	—
Impairment losses on real estate (3)	(745,224)	—	—
Net loss	$(748,474)	$(29,583)	$(56,272)

Company’s share of net loss	$(312,810)	$(10,912)	$(19,599)
Gain on investment (4)	—	—	35,756
Gain on sale / consolidation (5)	24,261	21,696	28,412
Impairment loss on investment (6)	(145,133)	(341,338)	(272,603)
Basis differential (3) (7)	330,122	(12,623)	(11,509)
Loss from unconsolidated joint ventures	$(103,560)	$(343,177)	$(239,543)
_______________
(1)Includes straight-line rent adjustments of approximately $12.1 million, $13.7 million and $28.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)During the year ended December 31, 2025, gains on sales of real estate included Beach Cities Media Campus and 751 Gateway.
(3)During the year ended December 31, 2025, the joint ventures that own Safeco Plaza and Gateway Commons recognized property level impairment losses in accordance with ASC 360 (See Note 2). In prior periods, the Company had impaired its equity method investment to the estimated fair value for these joint ventures and therefore this is recognized as a basis difference and does not impact Loss from Unconsolidated Joint Ventures on the Consolidated Statements of Operations.
(4)During the year ended December 31, 2023, the Company completed a restructuring of its ownership in Metropolitan Square.
(5)During the year ended December 31, 2025, the Company completed the sale of its investment in Market Square North. During the year ended December 31, 2024, the Company acquired its joint venture partner’s 50% economic interest in 901 New York Avenue. During the year ended December 31, 2023, the Company acquired its joint venture partner’s 45% ownership interest in Santa Monica Business Park.
(6)During the year ended December 31, 2025, the Company recognized an other-than-temporary impairment loss on its investment in Gateway Commons of approximately $145.1 million. During the year ended December 31, 2024, the Company recognized an other-than-temporary impairment loss on its investments in Colorado Center, Gateway Commons and Safeco Plaza of approximately $168.4 million, $126.1 million, and $46.8 million, respectively. During the year ended December 31, 2023, the Company recognized an other-than-temporary impairment loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively.
(7)Includes depreciation and amortization of approximately $(11.8) million, $15.4 million and $16.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Includes unrealized gain (loss) on derivative instruments of approximately $(3.8) million, $1.5 million and $(1.8) million for the years ended December 31, 2025, 2024 and 2023, respectively.
On February 27, 2025, a joint venture in which the Company has a 50% ownership interest entered into a $252.0 million mortgage loan secured by 7750 Wisconsin Avenue in Bethesda, Maryland. The loan is scheduled to mature on March 1, 2035, bears interest at a fixed rate of 5.49% per annum, and requires monthly principal and interest payments. The proceeds from the loan were used to repay the existing $252.0 million construction loan collateralized by the property. The repayment resulted in the joint venture recognizing a loss from early extinguishment of debt of approximately $0.1 million related to unamortized finance costs during the year ended December 31, 2025. 7750 Wisconsin Avenue is an office property with approximately 736,000 net rentable square feet.
On March 5, 2025, the Company acquired a 19.46% ownership interest in a joint venture that is developing 290 Coles Street located in Jersey City, New Jersey for a gross purchase price of approximately $20.0 million. Additionally, the Company agreed to fund up to $65.0 million of the required capital through a preferred equity investment. The Company’s preferred equity investment will earn a 13.0% IRR and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030. As of December 31, 2025, the Company had funded approximately $29.9 million of the required capital through the preferred equity investment. On March 5, 2025, the joint venture entered into a $225.0 million construction loan, which will fund construction costs after the funding of all common and preferred equity investments required by the construction loan agreement. The loan bears interest at a variable rate equal to Term SOFR plus 2.50% per annum and is scheduled to mature on March 5, 2029 with an additional one-year extension option, subject to certain conditions. When completed, 290 Coles Street is expected to be a 670-unit residential property with retail space aggregating approximately 560,000 net rentable square feet.
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
On August 20, 2025, two joint ventures in which the Company has a 50% ownership interest, each extended the maturity dates of their respective construction loans, which were secured by the 100 Causeway Street and Hub on Causeway - Podium properties, to October 20, 2025 and October 23, 2025, respectively. Subsequently, on September 30, 2025, they entered into a new $465.0 million mortgage loan secured by the two properties. The new loan is scheduled to mature on April 9, 2031, bears interest at a weighted average fixed rate of 5.733% per annum, and requires monthly interest-only payments. The proceeds from the new loan and available cash were used to repay the existing $490.0 million construction loans secured by the properties. 100 Causeway Street and Hub on Causeway - Podium are office properties with approximately 634,000 and 383,000 net rentable square feet, respectively, located in Boston, Massachusetts.
On September 17, 2025, a joint venture in which the Company has a 50% ownership interest, completed the sale of Beach Cities Media Campus, a land parcel located in El Segundo, California, for a gross sale price of approximately $56.0 million. Net cash proceeds totaled approximately $53.1 million, of which BXP received approximately $26.6 million. The joint venture recognized a gain on sale of real estate totaling approximately $5.1 million. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $2.6 million, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for a basis differential.
On October 8, 2025, a joint venture in which the Company has a 50% ownership interest repaid the construction loan collateralized by its Dock 72 property. At the time of the repayment, the loan had an outstanding principal balance of approximately $198.4 million, bore interest at a variable rate equal to SOFR plus 2.50% per annum and was scheduled to mature on December 18, 2025. The repayment was completed with available cash and proceeds from capital contributions. The repayment resulted in the joint venture recognizing a loss from early extinguishment of debt of approximately $0.1 million related to unamortized finance costs. Dock 72 is an office building with approximately 669,000 net rentable square feet located in Brooklyn, New York.
On October 17, 2025, a joint venture in which the Company has a 25% ownership interest refinanced the mortgage loan secured by its 3 Hudson Boulevard property located in New York City, New York. The new loan consists of a (1) senior loan provided by a third-party lender with a principal amount of $108.0 million that bears interest at a variable rate equal to Term SOFR plus 5.25% per annum and (2) mezzanine loan provided by the Company with a maximum commitment of $50.0 million that bears interest at a variable rate equal to Term SOFR plus 7.25% per annum. As of December 31, 2025, the Company had funded approximately $18.4 million of the mezzanine loan. The senior loan and mezzanine loan are interest-only, mature on November 9, 2027 and have a one-year extension option, subject to certain conditions. The previous mortgage loan (1) had an outstanding principal balance of $80.0 million and approximately $51.4 million of unpaid accrued interest (including default interest), (2) matured on August 7, 2024 and was in maturity default and (3) bore interest at a variable rate equal to Term SOFR plus 3.61% per annum plus a default rate equal to an additional 4.0% per annum. The previous loan and existing mezzanine loan and interests accrued under these loans are reflected as a Related Party Note Receivable, Net and Tenant and Other Receivables, Net, respectively, on the Company’s Consolidated Balance Sheets (See Note 16).
On November 10, 2025, a joint venture in which the Company has a 50% ownership interest completed the sale of its ownership in Market Square North. The sale resulted in the Company (i) assigning all of its interest in the joint venture to its existing partner, and (ii) exiting the joint venture. In addition, the Company was released from its obligations to guaranty the $125.0 million loan secured by the property and the partner has been assigned and assumed all of the obligations and rights of the existing guaranty. As a result of the sale, the Company recognized a gain on investment of approximately $24.3 million related to its deficit investment balance, which was primarily due to excess distributions.
On December 30, 2025, a joint venture in which the Company has a 49% ownership interest completed the sale of 751 Gateway Boulevard for a gross sale price of approximately $300.0 million. Net cash proceeds totaled approximately $292.8 million, of which the Company received approximately $143.5 million. The joint venture recognized a gain on sale of real estate totaling approximately $67.7 million. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $27.0 million, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for a basis differential. 751 Gateway Boulevard is an approximately 231,000 net rentable square foot laboratory/life sciences property in South San Francisco, California.
Impairment
The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment losses when events or circumstances indicate that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. During the year ended December 31, 2025, the Company evaluated key indicators related to certain investments in unconsolidated joint ventures, including strategic initiatives outlined in the Company’s September 8, 2025 Investor Day which include the sale of non-strategic assets, changes in cash flows, declining market conditions and leasing activities, continued actual and projected operating deficits and receipts, pending third -party offers and considerations of third-party joint venture property appraisals. This evaluation resulted in the Company determining that the decline in value for the joint venture that owns Gateway Commons was other-than-temporary and therefore, the Company recorded an impairment loss of approximately $145.1 million during the year ended December 31, 2025. The Company determined the fair value of the investment was categorized within Level 3 of the fair value hierarchy as it utilized significant unobservable inputs including a pending offer from a third-party, as pending offers are classified as Level 3 inputs and there were no other unobservable inputs utilized (See Note 17).
7. Debt
Mortgage Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $4.3 billion and $4.3 billion as of December 31, 2025 and 2024, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through January 9, 2032.
Including the effects of interest rate swaps, there were no variable rate mortgage loans at December 31, 2025 and 2024 (See Note 8). Therefore, fixed rate mortgage notes payable totaled approximately $4.3 billion and $4.3 billion at December 31, 2025 and 2024, respectively, with contractual interest rates ranging from 2.79% to 6.04% per annum at December 31, 2025 and December 31, 2024 (with a weighted-average interest rate of 3.80% and 3.68% at December 31, 2025 and 2024, respectively).
Contractual aggregate principal payments of mortgage notes payable at December 31, 2025 are as follows (in thousands):

Principal Payments
2026	$4,357
2027	2,304,580
2028	804,815
2029	184,311
2030	—
Thereafter	1,000,000
Total aggregate principal payments	4,298,063
Less:
Deferred financing costs, net	17,996
Total carrying value of mortgage notes payable, net	$4,280,067

Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2025 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes (3)	3.650%	3.766%	$1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
10 Year Unsecured Senior Notes	5.750%	5.842%	850,000	January 15, 2035
Total principal			9,850,000
Less:
Net unamortized discount			8,371
Deferred financing costs, net			35,529
Total			$9,806,100
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2025, BPLP was in compliance with each of these financial restrictions and requirements.
Unsecured Exchangeable Senior Notes
On September 29, 2025, BPLP completed the issuance and sale of $1.0 billion aggregate principal amount of its 2.00% Exchangeable Senior Notes due 2030 in a private placement. The Notes bear interest at a rate of 2.00% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Notes will mature on October 1, 2030, unless earlier repurchased, exchanged or redeemed. Net proceeds after the initial offering costs were approximately $975.1 million. Interest expense related to these Notes was approximately $5.1 million for the period September 29, 2025 through December 31, 2025, and includes debt issuance cost amortization of approximately $1.3 million. Including the debt issuance cost amortization, the GAAP interest rate on these Notes is approximately 2.498%. The unamortized debt issuance costs related to these Notes were approximately $23.7 million at December 31, 2025.
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
Unsecured Credit Facility and Unsecured Term Loans
On March 28, 2025, BPLP amended and restated its revolving credit agreement (as amended and restated, the “2025 Credit Facility”). The 2025 Credit Facility provides for aggregate borrowings of up to $2.950 billion through an unsecured revolving credit facility and an unsecured term loan facility, subject to customary conditions. Among other things, the amendment and restatement (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $2.0 billion to $2.250 billion, (2) extended the maturity date of the Revolving Facility from June 15, 2026 to March 29, 2030, and (3) added a $700.0 million unsecured term loan facility (the “Term Loan Facility”) with an initial maturity date of March 30, 2029, with two, six-month extension options, each subject to customary conditions. In addition, BPLP may increase the total commitment under the 2025 Credit Facility to a maximum commitment amount of up to $3.5 billion through increase(s) in the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase(s) and other customary conditions. In connection with the amendment and restatement, the Company recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs during the year ended December 31, 2025.
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
Based on BPLP’s December 31, 2025 credit rating, (1) for SOFR-based loans under the Revolving Facility, the per annum interest rate margin is 0.85%, (2) for SOFR-based loans under the Term Loan Facility, the per annum interest rate margin is 0.95%, (3) for Base Rate-based loans under both the Revolving Facility and Term Loan Facility, the margin is zero basis points and (4) the facility fee for commitments under the Revolving Facility is 0.20% per annum.
The 2025 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay all outstanding amounts and the cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2025 Credit Facility requires that BPLP maintain: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2025, BPLP was in compliance with each of these financial restrictions and requirements.
At closing on March 28, 2025, BPLP drew the full $700.0 million of the Term Loan Facility under the 2025 Credit Facility, the proceeds of which were used to fully repay the remaining $700.0 million of borrowings outstanding under its $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). The 2023 Unsecured Term Loan was scheduled to mature on May 16, 2025. There was no prepayment penalty associated with the repayment of the 2023 Unsecured Term Loan.
At December 31, 2025, BPLP did not have any outstanding balance under the Revolving Facility and had $700.0 million outstanding under the Term Loan Facility. The 2025 Credit Facility is used as a backstop for BPLP’s $750.0 million unsecured commercial paper program (the “Commercial Paper Program”) (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2025 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
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
At BPLP’s option, loans under the 2024 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the highest of (a) zero, (b) Prime Rate, (c) the Federal Funds effective rate plus 0.50%, and (d) Term SOFR for a one-month period plus 1.10%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR or Daily Simple SOFR with a one-month period plus, a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. The 2024 Unsecured Term Loan is subject to an interest rate swap contract to fix Daily Simple SOFR at an interest rate of approximately 3.6775% per annum through April 6, 2026 (See Note 8).
Based on BPLP’s December 31, 2025 credit rating, the 2024 Unsecured Term Loan bears interest at a rate equal to Daily Simple SOFR plus 1.05% per annum. At December 31, 2025, BPLP had $100.0 million of principal outstanding under the 2024 Unsecured Term Loan. At December 31, 2024, BPLP had $100.0 million and $700.0 million of principal outstanding under the 2024 Unsecured Term Loan and 2023 Unsecured Term Loan, respectively.
The 2024 Unsecured Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay any outstanding amount under 2024 Unsecured Term Loan. Among other covenants, the 2024 Unsecured Term Loan requires that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40 to 1.00, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 to 1.00 and (6) limitations on permitted investments. At December 31, 2025, BPLP was in compliance with each of these financial and other covenant requirements.
Unsecured Commercial Paper
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. On March 28, 2025, BPLP increased the amount by which it may issue unsecured commercial paper notes under the Commercial Paper Program from $500.0 million to $750.0 million. Other than the increase in the program’s maximum capacity, all other terms of the Commercial Paper Program remain unchanged. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $750.0 million with varying maturities of up to one year. Amounts available under the Commercial Paper Program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The Commercial Paper Program is backstopped by available capacity under the 2025 Credit Facility. At December 31, 2025, BPLP had an aggregate of $750.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 3.99% per annum and had a weighted-average maturity of 45 days from the issuance date.
8. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of December 31, 2025, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
On April 8, 2025, BPLP entered into an interest rate swap contract with a notional amount of $300.0 million to replace $300.0 million of interest rate swap contracts that expired on April 1, 2025 thus continuing to reduce its exposure to the variability in future cash flows attributable to changes in the interest rates associated with its $100.0 million 2024 Unsecured Term Loan and the $200.0 million mortgage secured by the Company’s Santa Monica Business Park properties, located in Santa Monica, California. The interest rate swap was entered into to fix Daily Simple SOFR, the reference rate for the 2024 Unsecured Term Loan and mortgage, at a fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025, the effective date, and ending on April 6, 2026. For the period from April 7, 2025 through December 31, 2025, the Company recognized approximately $(1.2) million of interest expense related to this interest rate swap contract.
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not have any undesignated hedges during the years ended December 31, 2025 and December 31, 2024.
BPLP’s derivative contracts consisted of the following at December 31, 2025 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Other liabilities	$(8,260)
Interest Rate Swaps	300,000	April 7, 2025	April 6, 2026	3.678%	—	3.678%	Other liabilities	(23)
	$900,000							$(8,283)

The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss) (1)	$(19,601)	$9,202	$(14,405)
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$8,126	$12,618	$6,703
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—
_______________
(1)Includes the Company’s share of gain (loss) related to the effective portion of derivatives outstanding at its unconsolidated joint venture properties.
(2)Includes amounts from previous interest rate programs.
BPLP has formally documented all of its relationships between hedge instruments and hedging items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income and equity.
Ineffective Hedging Instruments
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting, and as such, any change in market value was to be recognized in Losses from interest rate contracts in the Consolidated Statement of Operations. For the year ended December 31, 2023, the Company recognized approximately $79,000 of loss on its Consolidated Statement of Operations from entering into these agreements. There was no ineffectiveness recognized for the years ended December 31, 2025 and December 31, 2024.
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
The Company had letter of credit and performance obligations related to lender and development requirements that totaled approximately $23.2 million at December 31, 2025.
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
In connection with the sale of Metropolitan Square, an approximately 657,000 square foot office building in Washington, DC in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as-needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of December 31, 2025, the Company has funded approximately $9.4 million under the mezzanine loan.
In connection with the Company’s joint venture at 3 Hudson Boulevard, the Company provided $80.0 million of mortgage financing to the joint venture, which was in maturity default from August 7, 2024 to October 17, 2025. On October 17, 2025, the joint venture refinanced the mortgage loan (See Note 6), which includes a mezzanine loan provided by the Company with a maximum commitment of $50.0 million that bears interest at a variable rate equal to Term SOFR plus 7.25% per annum. As of December 31, 2025, the Company had funded approximately $18.4 million of the mezzanine loan (See Note 16).
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
On February 18, 2025 a Special Referee was appointed to determine damages for the Additional and Final Fee. The parties held a five-day hearing with the Special Referee during July and August 2025 before filing opening and post-trial briefs in September and October 2025. The Special Referee held an additional hearing in December 2025 and indicated a ruling could be expected in the first quarter of 2026.
Separately, the Company filed a notice of appeal on January 15, 2025 to preserve the Company’s ability to appeal the grant of summary judgment on the question of whether the Company is liable for payment of the Additional Fee and Final Fee. The First Department granted the Company’s request extending the time to perfect the appeal to September 2026.
The Company disputes the seller’s calculations and intends to continue defending itself vigorously. However, there can be no assurance that the Company will prevail in the lawsuit. If the court ultimately agrees with the seller’s calculations, then amounts due to the seller could theoretically be as high as the additional $25 million claimed in the seller’s revised complaint, plus interest. Although the Company disputes those calculations, there can be no assurance that the Company’s ultimate liability will not be material.
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
The Company is a named defendant in an alleged collective and class action wage and hour lawsuit filed on behalf of certain individuals who provided off-duty, uniformed security services at the Company’s buildings in New York City pursuant to the New York Police Department’s Paid Detail Program. In addition to the Company, the plaintiffs also named as defendants more than ninety (90) other companies. The plaintiffs filed the lawsuit in the United States District Court for the Southern District of New York on January 23, 2025, and brought the claims under the Fair Labor Standards Act, the New York Labor Law and the Freelance Isn’t Free Act. The plaintiffs subsequently filed a first amended complaint and a second amended complaint on February 13, 2025 and February 24, 2025, respectively. On December 15, 2025, the plaintiffs filed a motion for leave to file a third amended complaint, which seeks to add approximately eighty-five (85) new defendants to the lawsuit. Each of the complaints alleges that the plaintiffs were not paid certain wages owed to them or were not paid in a timely manner and that the plaintiffs did not receive certain wage payment notices required by law. The Company has not yet filed a responsive pleading and discovery has not yet commenced. As a result, the Company is unable to estimate a range of loss for which losses are reasonably possible. Although the Company believes it has meritorious defenses to the claims and intends to defend against them vigorously, there can be no assurance that the Company will prevail in the lawsuit.
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
In February 1999, the Company (through a joint venture) acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. The Company developed an office park on the property. The Company engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to the Company’s ownership, (2) continue monitoring and/or remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify the Company for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses and contractual limitations, including time limits and limits on the specific use of the property, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.
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
10. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2025, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2023 MYLTIP Units	2024 MYLTIP Units	2025 MYLTIP Units	2025 OPP Units (2)
15,590,009	2,662,140	322,053	330,479	354,940	711,864
__________
(1)Includes 638,681 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2022 (i.e., 2012 OPP and 2013 - 2022 MYLTIP awards).
(2)See Note 15.
Noncontrolling Interest—Common Units
During the years ended December 31, 2025 and 2024, 291,040 and 1,147,013 OP Units, respectively, were presented by the holders for redemption (including an aggregate of 87,398 and 122,241 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At December 31, 2025, BPLP had outstanding the 2023 - 2025 MYLTIP Units and the 2025 OPP Units. Prior to the end of the respective performance period for each plan, holders of LTIP Units issued pursuant to these awards are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an LTIP Unit, but will not be entitled to receive any special distributions. After the performance period for each plan has ended, (1) the number of LTIP Units, both vested and unvested, that the MYLTIP or 2025 OPP Unit recipients, as applicable, have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an LTIP Unit and (2) the Company will make a “catch-up” payment on the LTIP Units that are ultimately earned, if any, in an amount equal to the regular and special dividends, if any, declared during the respective performance period on a number of shares of Common Stock equal to the number of 2023 - 2025 MYLTIP Units or 2025 OPP Units that are earned, less the distributions actually paid during the performance period of each respective award, which (a) for the earned 2023 - 2025 MYLTIP Units will be payable in the form of cash and (b) for the earned 2025 OPP Units will be in the form of additional earned 2025 OPP Units, provided that if the total number of earned 2025 OPP Units would exceed the total number of 2025 OPP Units granted, then such excess shall be paid in cash.

The following table shows the results for the MYLTIP awards at the end of their respective three-year measurement period (Aggregate value is shown in millions):

	Measurement Date	Final Payout as a % of Target	Aggregate Value	Forfeited Units
2022 MYLTIP Awards	January 31, 2025	59%	$5.4	177,919
2021 MYLTIP Awards	February 1, 2024	112%	$12.6	155,625
2020 MYLTIP Awards	February 3, 2023	50%	$3.8	152,460
The following table presents BPLP’s distributions on the OP Units, LTIP Units, MYLTIP Units and 2025 OPP Units paid or declared during the years ended December 31, 2025 and 2024 and 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit and 2025 OPP Units
December 31, 2025	January 29, 2026	$0.70	$0.070
September 30, 2025	October 31, 2025	$0.70	$0.070
June 30, 2025	July 31, 2025	$0.98	$0.098
March 31, 2025	April 30, 2025	$0.98	$0.098
December 31, 2024	January 30, 2025	$0.98	$0.098
September 30, 2024	October 31, 2024	$0.98	$0.098
June 28, 2024	July 31, 2024	$0.98	$0.098
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098
September 29, 2023	October 31, 2023	$0.98	$0.098
June 30, 2023	July 31, 2023	$0.98	$0.098
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. Based on the last reported price of a share of Common Stock on the New York Stock Exchange of $67.48 per share on December 31, 2025, the value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2022 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at December 31, 2025 was approximately $1.3 billion.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $2.0 billion and $1.9 billion at December 31, 2025 and December 31, 2024, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
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

11. Stockholders’ Equity / Partners’ Capital
As of December 31, 2025, BXP had 158,548,298 shares of Common Stock outstanding.
As of December 31, 2025, BXP owned 1,768,004 general partnership units and 156,780,294 limited partnership units in BPLP.
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
During the years ended December 31, 2025 and December 31, 2024, BXP issued 291,040 and 1,147,013 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared during the years ended December 31, 2025, 2024 and 2023:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 31, 2025	January 29, 2026	$0.70	$0.70
September 30, 2025	October 31, 2025	$0.70	$0.70
June 30, 2025	July 31, 2025	$0.98	$0.98
March 31, 2025	April 30, 2025	$0.98	$0.98
December 31, 2024	January 30, 2025	$0.98	$0.98
September 30, 2024	October 31, 2024	$0.98	$0.98
June 28, 2024	July 31, 2024	$0.98	$0.98
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98
September 29, 2023	October 31, 2023	$0.98	$0.98
June 30, 2023	July 31, 2023	$0.98	$0.98
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98
12. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Makers (“CODMs”). The CODMs decide how resources should be allocated and assesses performance on a recurring basis, at least quarterly. The Company’s CODMs are its Chief Executive Officer and President. The CODMs review operating performance and financial reports by geographic area and property type. In addition, given the size of the Company’s joint venture portfolio, the CODMs utilize the Company’s share of net operating income (“NOI”), which includes the Company’s share of NOI from consolidated and unconsolidated joint ventures, as its profit or loss measure in assessing each segment’s performance and deciding how to allocate resources.
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

Asset information by segment is not reported because the Company and the CODMs are not provided with the segment asset information and therefore do not use this measure to assess performance or allocate resources. Asset values for the Company’s properties are reported in the Consolidated Balance Sheets at historical cost, which may not reflect current market values. Therefore, depreciation and amortization expense is not allocated among segments. The following are not included in the Company’s share of NOI as they are not necessarily linked to the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level: development and management services revenue, direct reimbursements of payroll and related costs from management services contracts, gains on sales of real estate, interest and other income (loss), gains from investments in securities, unrealized gain (loss) on non-real estate investments, corporate general and administrative expense, payroll and related costs from management services contracts, transaction costs, depreciation and amortization expense, loss from unconsolidated joint ventures, loss on sales-type lease, losses from interest rate contracts, impairment losses, loss from early extinguishment of debt, interest expense and net income attributable to noncontrolling interests. The Company’s share of NOI presented may not be comparable to what is reported by other REITs or real estate companies that define NOI differently.
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

The following tables present reconciliations of Company’s share of NOI to Net Income Attributable to BXP, Inc. and Net Income Attributable to Boston Properties Limited Partnership for the years ended December 31, 2025, 2024 and 2023.
BXP

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Company’s share of NOI	$1,976,785	$1,984,056	$1,965,106
Add:
Development and management services revenue	36,579	28,060	40,850
Direct reimbursements of payroll and related costs from management services contracts	16,383	16,488	17,771
Gains on sales of real estate	176,732	602	517
Interest and other income (loss)	35,784	60,199	69,964
Gains from investments in securities	5,481	4,416	5,556
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Net operating income attributable to noncontrolling interests in property partnerships	204,433	186,707	194,365
Less:
General and administrative expense	168,789	159,983	170,158
Payroll and related costs from management services contracts	16,383	16,488	17,771
Transaction costs	2,678	1,597	4,313
Depreciation and amortization expense	912,088	887,191	830,813
Loss from unconsolidated joint ventures	103,560	343,177	239,543
Loss on sales-type lease	2,490	—	—
Net operating income from unconsolidated joint ventures	122,569	129,718	160,695
Losses from interest rate contracts	—	—	79
Impairment losses	85,803	13,615	—
Loss from early extinguishment of debt	338	—	—
Interest expense	653,138	645,117	579,572
Net income	383,995	84,188	291,424
Less:
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Noncontrolling interest—common units of the Operating Partnership	32,014	2,400	22,548
Net income attributable to BXP, Inc.	$276,800	$14,272	$190,215

BPLP

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Company’s share of NOI	$1,976,785	$1,984,056	$1,965,106
Add:
Development and management services revenue	36,579	28,060	40,850
Direct reimbursements of payroll and related costs from management services contracts	16,383	16,488	17,771
Gains on sales of real estate	179,322	602	517
Interest and other income (loss)	35,784	60,199	69,964
Gains from investments in securities	5,481	4,416	5,556
Unrealized gain (loss) on non-real estate investments	(346)	546	239
Net operating income attributable to noncontrolling interests in property partnerships	204,433	186,707	194,365
Less:
General and administrative expense	168,789	159,983	170,158
Payroll and related costs from management services contracts	16,383	16,488	17,771
Transaction costs	2,678	1,597	4,313
Depreciation and amortization expense	905,301	880,383	823,805
Loss from unconsolidated joint ventures	103,560	343,177	239,543
Loss on sales-type lease	2,490	—	—
Net operating income from unconsolidated joint ventures	122,569	129,718	160,695
Losses from interest rate contracts	—	—	79
Impairment losses	82,890	13,615	—
Loss from early extinguishment of debt	338	—	—
Interest expense	653,138	645,117	579,572
Net income	396,285	90,996	298,432
Less:
Noncontrolling interests in property partnerships	75,181	67,516	78,661
Net income attributable to Boston Properties Limited Partnership	$321,104	$23,480	$219,771
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$3,482,279	$3,407,719	$3,273,569
Less:
Development and management services	36,579	28,060	40,850
Direct reimbursements of payroll and related costs from management services contracts	16,383	16,488	17,771
Total rental revenue	$3,429,317	$3,363,171	$3,214,948

The following tables present the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands).
For the year ended December 31, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$1,218,009	$70,519	$1,054,594	$509,920	$49,269	$426,467	$3,328,778
Residential	17,909	—	—	14,017	—	18,617	50,543
Hotel	49,996	—	—	—	—	—	49,996
Total	1,285,914	70,519	1,054,594	523,937	49,269	445,084	3,429,317
% of Grand Totals	37.49%	2.06%	30.75%	15.28%	1.44%	12.98%	100.00%
Rental Expenses:
Office	455,880	22,108	453,192	203,565	12,491	161,645	1,308,881
Residential	8,910	—	—	9,060	—	8,218	26,188
Hotel	35,599	—	—	—	—	—	35,599
Total	500,389	22,108	453,192	212,625	12,491	169,863	1,370,668
% of Grand Totals	36.52%	1.61%	33.06%	15.51%	0.91%	12.39%	100.00%
Net operating income	$785,525	$48,411	$601,402	$311,312	$36,778	$275,221	$2,058,649
% of Grand Totals	38.16%	2.35%	29.21%	15.12%	1.79%	13.37%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(64,069)	—	(140,364)	—	—	—	(204,433)
Add: Company’s share of net operating income from unconsolidated joint ventures	35,274	28,381	6,853	16,537	9,023	26,501	122,569
Company’s share of net operating income	$756,730	$76,792	$467,891	$327,849	$45,801	$301,722	$1,976,785
% of Grand Totals	38.29%	3.88%	23.67%	16.58%	2.32%	15.26%	100.00%

For the year ended December 31, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$1,159,460	$75,353	$1,042,460	$522,463	$44,080	$418,623	$3,262,439
Residential	17,198	—	—	13,668	—	18,642	49,508
Hotel	51,224	—	—	—	—	—	51,224
Total	1,227,882	75,353	1,042,460	536,131	44,080	437,265	3,363,171
% of Grand Totals	36.51%	2.24%	31.00%	15.94%	1.31%	13.00%	100.00%
Rental Expenses:
Office	427,446	27,537	437,600	199,324	13,170	158,289	1,263,366
Residential	6,495	—	—	8,940	—	8,037	23,472
Hotel	35,288	—	—	—	—	—	35,288
Total	469,229	27,537	437,600	208,264	13,170	166,326	1,322,126
% of Grand Totals	35.49%	2.08%	33.10%	15.75%	1.00%	12.58%	100.00%
Net operating income	$758,653	$47,816	$604,860	$327,867	$30,910	$270,939	$2,041,045
% of Grand Totals	37.18%	2.35%	29.63%	16.06%	1.51%	13.27%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(46,487)	—	(140,220)	—	—	—	(186,707)
Add: Company’s share of net operating income from unconsolidated joint ventures	35,298	27,367	15,612	18,312	7,788	25,341	129,718
Company’s share of net operating income	$747,464	$75,183	$480,252	$346,179	$38,698	$296,280	$1,984,056
% of Grand Totals	37.67%	3.79%	24.21%	17.45%	1.95%	14.93%	100.00%

For the year ended December 31, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$1,093,840	$3,890	$1,053,615	$539,904	$63,830	$364,920	$3,119,999
Residential	16,452	—	—	14,102	—	17,038	47,592
Hotel	47,357	—	—	—	—	—	47,357
Total	1,157,649	3,890	1,053,615	554,006	63,830	381,958	3,214,948
% of Grand Totals	36.01%	0.12%	32.77%	17.23%	1.99%	11.88%	100.00%
Rental Expenses:
Office	393,339	1,431	415,831	194,205	12,387	143,504	1,160,697
Residential	6,378	—	—	9,255	—	7,617	23,250
Hotel	32,225	—	—	—	—	—	32,225
Total	431,942	1,431	415,831	203,460	12,387	151,121	1,216,172
% of Grand Totals	35.51%	0.12%	34.19%	16.73%	1.02%	12.43%	100.00%
Net operating income	$725,707	$2,459	$637,784	$350,546	$51,443	$230,837	$1,998,776
% of Grand Totals	36.31%	0.12%	31.91%	17.54%	2.57%	11.55%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(45,730)	—	(148,635)	—	—	—	(194,365)
Add: Company’s share of net operating income from unconsolidated joint ventures	34,376	48,818	14,314	16,203	7,494	39,490	160,695
Company’s share of net operating income	$714,353	$51,277	$503,463	$366,749	$58,937	$270,327	$1,965,106
% of Grand Totals	36.35%	2.61%	25.62%	18.66%	3.00%	13.76%	100.00%

13. Earnings Per Share / Common Unit
The following table provides a reconciliation of both the net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership and the number of common shares / units used in the computation of basic EPS, which is calculated by dividing net income attributable to BXP, Inc. or net income attributable to Boston Properties Limited Partnership by the weighted-average number of common shares / units outstanding during the period.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS using the two-class method. Participating securities are included in the computation of diluted EPS using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units required, and the 2023 - 2025 MYLTIP Units and 2025 OPP Units require, the Company to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock (See Note 2), and the related impact on earnings, are considered when calculating diluted EPS.

The following tables calculate BXP and BPLP’s earnings per share / unit for the years ended December 31, 2025, 2024 and 2023.
BXP

	Year ended December 31,
	2025	2024	2023
Computation of Basic and Diluted Earnings Per Share:	(amounts presented in thousands, except per share data)
Net income attributable to BXP, Inc.	$276,800	$14,272	$190,215
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to BXP, Inc.- basic	276,800	14,272	190,215
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Net income attributable to BXP, Inc. - diluted	$276,800	$14,272	$190,215

Weighted average common shares outstanding	158,330	157,468	156,863
Allocation of undistributed earnings to participating securities	—	—	—
Weighted average common shares outstanding - basic	158,330	157,468	156,863
Effect of Dilutive Securities:
Stock Based Compensation (1)	539	325	338
Weighted average common shares outstanding - diluted	158,869	157,793	157,201
Net income attributable to BXP, Inc. - basic earnings per share	$1.75	$0.09	$1.21
Net income attributable to BXP, Inc. - diluted earnings per share	$1.74	$0.09	$1.21
_______________
(1)During the years ended December 31, 2025, 2024 and 2023, there were approximately 653,343, 184,203 and 709,175 unvested performance-based Restricted Stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

BPLP

	Year ended December 31,
	2025	2024	2023
Computation of Basic and Diluted Earnings Per Unit:	(amounts presented in thousands, except per unit data)
Net income attributable to Boston Properties Limited Partnership	$321,104	$23,480	$219,771
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties Limited Partnership - basic	321,104	23,480	219,771
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Net income attributable to Boston Properties Limited Partnership - diluted	$321,104	$23,480	$219,771

Weighted average common units outstanding	175,858	175,390	174,796
Allocation of undistributed earnings to participating securities	—	—	—
Weighted average common units outstanding - basic	175,858	175,390	174,796
Effect of Dilutive Securities:
Stock Based Compensation (1)	539	325	338
Weighted average common units outstanding - diluted	176,397	175,715	175,134
Net income attributable to Boston Properties Limited Partnership basic earnings per unit	$1.83	$0.13	$1.26
Net income attributable to Boston Properties Limited Partnership diluted earnings per unit	$1.82	$0.13	$1.25
Redeemable common units included in weighted average common units	17,528	17,922	17,933
_______________
(1)During the years ended December 31, 2025, 2024 and 2023, there were approximately 653,343, 184,203 and 709,175 unvested performance-based Restricted Stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the period.
14. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($350,000, $345,000 and $330,000 in 2025, 2024 and 2023, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2025, 2024 and 2023 was approximately $5.9 million, $5.9 million and $5.4 million, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of BXP to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these amounts deferred based on the performance of specific investments selected by the officer. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2025 and 2024, the Company had maintained approximately $43.6 million and $38.7 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2025 and 2024 was approximately $43.6 million and $38.7 million, respectively, which are included in the accompanying Consolidated Balance Sheets.

15. Stock Option and Incentive Plan
Boston Properties, Inc. 2021 Stock Incentive Plan
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
2025 OPP Units
On December 22, 2025 (the “Grant Date”), BXP’s Compensation Committee approved the 2025 OPP Units. The Company granted performance-based equity awards (the “OPP Awards”) to certain members of the Company’s senior leadership team. The OPP Awards were issued pursuant to the 2021 Plan in the form of LTIP Units of BPLP and consist of an opportunity to earn up to an aggregate of 711,864 LTIP Units. The number of LTIP Units granted reflects the maximum that may be earned for achieving the highest level of performance and satisfying the service-based vesting requirements described below.
Each LTIP Unit granted under the OPP Awards may be converted into one Common Unit only if the service-based and performance-based vesting conditions described below are met. If such conditions are not met, the OPP Awards will be forfeited in their entirety. Under ASC 718 “Compensation – Stock Compensation,” the 2025 OPP Units have an aggregate value of approximately $31.9 million, which amount will generally be amortized into earnings under the graded vesting attribution method. The Company recognized $0.3 million of compensation expense related to the 2025 OPP Units for the period from December 22, 2025 through December 31, 2025.
Performance-Based Vesting Requirements
The Awards are subject to the performance-based vesting requirements during the period from the Grant Date through the fourth anniversary of the Grant Date (the “Performance Period”), and are linked to the creation of significant shareholder value during the Performance Period based on the Company’s “Dividend-Adjusted Stock Price” and “Dividend-Adjusted Stock Price Performance” (each as defined below).
At a Dividend-Adjusted Stock Price Performance equal to or greater than $90.00, an approximately 30% increase from the closing stock price on the Grant Date, the LTIP Units will be earned as follows (subject to the additional service-based vesting requirements described below):

Performance Tier	Dividend-Adjusted Stock Price Performance	Percentage of Award Earned
Eight	$118.00	100.0%
Seven	$114.00	87.5%
Six	$110.00	75.0%
Five	$106.00	62.5%
Four	$102.00	50.0%
Three	$98.00	37.5%
Two	$94.00	25.0%
One	$90.00	12.5%
There will be no linear interpolation if Dividend-Adjusted Stock Price Performance falls between performance tiers.
Service-Based Vesting Requirements
One-third of the LTIP Units granted under the OPP Awards will vest on the second anniversary of the Grant Date, with the remaining two-thirds of the LTIP units vesting ratably over the third and fourth years of the Performance Period, subject to continued service and the achievement of the performance-based vesting conditions described above. Prior to the second anniversary of the Grant Date, or in the event of a termination for “cause,” OPP Award recipients will not be eligible to earn any LTIP Units. Except in connection with a change in control as described below, the LTIP Units will not be eligible for any acceleration of vesting.
If an Award recipient’s service terminates following the second anniversary of the Grant Date and before the end of the Performance Period for any reason other than termination by the Company for “cause,” the earned LTIP Units will vest based on the highest level of performance achieved during that OPP Award recipient’s service period as follows: in addition to the one-third of the earned LTIP Units that vested as of the first anniversary of the Grant Date, the vesting of the remaining two-thirds of the earned LTIP Units will be prorated based on the number of days elapsed between the second anniversary of the Grant Date and the fourth anniversary of the Grant Date.
Unlike the Company’s MYLTIP Awards, the OPP Awards do not provide for accelerated or continued vesting in connection with a qualified retirement.
In connection with a change in control, performance-based vesting will be measured through the date of the change in control as set forth above. With respect to service-based vesting, if the acquiror does not assume or replace the LTIP Units on substantially the same terms, the LTIP Units will vest immediately upon the change in control to the extent earned based on performance. If the acquiror does assume or replace the LTIP Units on substantially the same terms, the LTIP Units will remain outstanding and remain subject to the service-based vesting requirements set forth above; provided that, if, within 24 months of the change in control, the recipient’s service to the Company (or its successor) is terminated either (i) by the Company (or its successor) without “cause” or (ii) by the Award recipient for “good reason,” then any unvested LTIP Units will become fully vested upon such termination.
2025 MYLTIP
On January 22, 2025, BXP’s Compensation Committee approved the 2025 Multi-Year Long-Term Incentive Program (the “2025 MYLTIP”) awards under the 2021 Plan to certain executive officers of BXP. The 2025 MYLTIP awards consist of three components. Two of the components are each weighted 40% and utilize BXP’s TSR and BXP’s diluted Funds from Operations (“FFO”) per share growth, respectively, over a three-year measurement period as the performance metrics. The third component, weighted 20%, utilizes an average leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 354,940 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 177,470 LTIP Units. Under ASC 718 “Compensation – Stock Compensation,” the 2025 MYLTIP awards have an aggregate value of approximately $12.7 million.

MYLTIP Measurement Period Results
The following table shows the results for the MYLTIP awards at the end of their respective three-year measurement period (Aggregate value is shown in millions):

	Measurement Date	Final Payout as a % of Target	Aggregate Value	Forfeited Units
2022 MYLTIP Awards	January 31, 2025	59%	$5.4	177,919
2021 MYLTIP Awards	February 1, 2024	112%	$12.6	155,625
2020 MYLTIP Awards	February 3, 2023	50%	$3.8	152,460
Issuances (Restricted Stock, LTIP Units and MYLTIP Units)
The following table shows information for restricted stock that were issued by BXP during the years ended December 31, 2025, 2024 and 2023 (Issued value is shown in millions):

Restricted Stock	2025	2024	2023
Shares issued	56,273	83,316	73,762
Issued value	$4.1	$5.3	$5.4
Weighted-average price per share	$72.37	$63.28	$72.57
The following table shows information for LTIP units that were issued by BPLP during the years ended December 31, 2025, 2024 and 2023 (Issued value is shown in millions):

LTIP Units	2025	2024	2023
Units Issued	406,646	451,044	430,824
Issued value	$26.9	$26.8	$29.9
Weighted-average price per unit	$66.10	$59.41	$69.29

Monte Carlo assumptions (1):
Expected life (in years)	5.7	5.7	5.7
Risk free interest rate	4.45%	4.03%	3.67%
Expected price volatility	38.0%	36.0%	32.0%
_______________
(1)LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718.
The following table shows information for MYLTIP Units that were issued by BPLP during the years ended December 31, 2025, 2024 and 2023:

MYLTIP Units	2025	2024	2023
Units Issued	354,940	330,479	322,053
Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Because the 2012 OPP Units, 2025 OPP Units and 2013 - 2025 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP’s Consolidated Balance Sheets and Partners’ Capital in BPLP’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units, OPP Units and MYLTIP Units was approximately $43.5 million, $42.6 million and $50.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, there was (1) an aggregate of approximately $20.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) $32.3 million unrecognized compensation expense related to unvested 2023 - 2025 MYLTIP Units and 2025 OPP Units. The unrecognized compensation expense related to unvested restricted stock and LTIP Units is expected to be recognized over a weighted-average period of approximately 3.3 years.
BXP did not issue or have outstanding any non-qualified stock options under the 2012 Plan or 2021 Plan during the years ended December 31, 2025, 2024 and 2023.
Employee Stock Purchase Plan
BXP adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Information for the Common Stock issues under the Stock Purchase Plan during the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Shares issued	13,302	17,237	18,552
Weighted average price per share	$61.67	$56.28	$51.93
16. Related Party Transactions
Raymond A. Ritchey’s brother was employed by a real estate brokerage firm and participated in brokerage activities for which the Company paid the firm approximately $0.5 million for the year ended December 31, 2023. The Company’s contract with this real estate brokerage firm ended on February 1, 2023. Mr. Ritchey is a Senior Executive Vice President of BXP.
On June 5, 2023, a joint venture in which the Company owns a 30% interest repaid the construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. The Company funded $10.5 million of the refinancing at a fixed rate equal to 8.03% per annum. The loan has been reflected as a Related Party Note Receivable, Net on the Company’s Consolidated Balance Sheets. The Company has recognized interest income of approximately $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot office property in Washington, DC.
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate an office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City. The Company owns a 25% interest in, and is the managing member of the joint venture. The Company provided $80.0 million of mortgage financing to the joint venture that bore interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and matured on August 7, 2024. The loan was in maturity default from August 7, 2024 to October 17, 2025. On October 17, 2025, the joint venture refinanced the mortgage loan (See Note 6) which includes a mezzanine loan provided by the Company with a maximum commitment of $50.0 million that bears interest at a variable rate equal to Term SOFR plus 7.25% per annum. As of December 31, 2025, the Company had funded approximately $18.4 million of the mezzanine loan. The previous loan and existing mezzanine loan and interests accrued under these loans are reflected as Related Party Note Receivables, Net and Tenant and Other Receivables, Net, respectively, on the Company’s Consolidated Balance Sheets. The Company elected to waive the unpaid accrued default interest of approximately $5.8 million under the previous loan. The Company determined it was not reasonably probable that it would collect the default interest and therefore had been reserving for it within Interest and Other Income (Loss) on its Consolidated Balance Sheets. The Company has recognized total interest income of approximately $6.4 million, $11.6 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, related to these loans.
In accordance with the 2021 Plan, and as approved by its Board of Directors, seven non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2025. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of BXP’s Common Stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by BXP. The deferred stock units may be settled in shares of BXP’s Common Stock upon the cessation of such director’s service on the Board of Directors of BXP. The non-employee director compensation program provides, subject to certain conditions, the non-employee directors holding deferred stock units with the ability to elect, following cessation of their service on BXP’s Board of Directors, to diversify their investment elections into non-employer securities on a pre-tax basis and receive tax-deferred returns on such deferrals, which will ultimately be settled in cash. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the non-employee director in the future. At December 31, 2025 and 2024, the Company had maintained approximately $0.8 million and $0.7 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the non-employee director and earnings on the deferred compensation pursuant to investments elected by the non-employee director. The Company’s liability as of December 31, 2025 and 2024 was approximately $0.8 million and $0.7 million, respectively, which is included in the accompanying Consolidated Balance Sheets. The terms of the non-employee director compensation program require the classification of these deferred stock units as temporary equity on the Consolidated Balance Sheets of BXP, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. At December 31, 2025 and 2024, BXP had outstanding 111,701 and 128,227 deferred stock units, respectively.
17. Subsequent Events
On January 2, 2026, the Company completed the sale of its 50% ownership interest in the joint venture that owns Gateway Commons for a gross sales price of approximately $150.0 million. Gateway Commons is an office park that consists of five buildings aggregating approximately 792,700 net rentable square feet located in South San Francisco, California.
On January 14, 2026, the Company completed the sale of North First Business Park located in San Jose, California for a gross sale price of approximately $50.5 million. North First Business Park is an office park that consist of five office buildings aggregating approximately 191,000 net rentable square feet.
On January 16, 2026, the Company fully placed in-service Reston Next Retail, located in Reston, Virginia. Reston Next Retail is a retail development with approximately 30,000 net rentable square feet.
On January 30, 2026, BXP granted an aggregate of 89,114 shares of restricted common stock and BPLP issued an aggregate of 429,396 LTIP Units under the 2021 Plan to certain employees of BXP
On February 2, 2026, BPLP repaid $1.0 billion in aggregate principal amount of its 3.650% senior notes due February 1, 2026. The repayment was completed with available cash. The repayment price was approximately $1.0 billion, which was equal to the stated principal plus approximately $18.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
On February 3, 2026, BXP’s Compensation Committee approved the 2026 Multi-Year Long-Term Incentive Program (the “2026 MYLTIP”) awards under the 2021 Plan to certain executive officers of BXP. The 2026 MYLTIP awards consists of three components. Two of the components are each weighted 40% and utilize BXP’s TSR and BXP’s diluted FFO per share growth, respectively, over a three year measurement period as the performance metrics and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 458,393 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 229,195 LTIP Units. Under ASC 718, the 2026 MYLTIP awards have an aggregate value of approximately $14.6 million.

On February 5, 2026, the Company completed the sale of Shady Grove Parcel 1 located in Rockville, Maryland for a gross sale price of approximately $24.7 million. Shady Grove Parcel 1 consists of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel.
On February 6, 2026, the three-year measurement period for the Company’s 2023 MYLTIP awards ended and, based on BXP’s absolute and relative TSR performance, the final payout was determined to be 95% of target, or an aggregate of approximately $9.9 million (after giving effect to employee separations). As a result, an aggregate of 168,717 2023 MYLTIP Units that had been previously granted were automatically forfeited.
On February 25, 2026, the Company completed the sale of The Lofts at Atlantic Wharf located in Boston, Massachusetts for a gross sales price of $55.5 million. The Lofts at Atlantic Wharf is a residential property consisting of 86 residential units and approximately 87,000 net rentable square feet.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
BXP, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of BXP, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, BXP, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of BXP, Inc.’s fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 96 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of BXP, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of BXP, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 108 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees, other covered persons and BXP, Inc. itself. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to BXP, Inc. A copy of the insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
The other information required by Item 10 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by Item 11 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes BXP, Inc.’s equity compensation plans as of December 31, 2025.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,262,765	(2)	N/A	(2)	2,232,806	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		259,402
Total	6,262,765		N/A		2,492,208
______________
(1)Includes information related to BXP’s 1997 Stock Option and Incentive Plan, 2012 Stock Option and Incentive Plan and 2021 Stock Incentive Plan.
(2)Includes (a) 2,662,140 long term incentive units (LTIP units) (1,806,093 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (b) 1,769,588 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 322,053 2023 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 330,479 2024 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 354,940 2025 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 711,864 2025 OPP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 111,701 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors.
Does not include 147,221 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2023 MYLTIP Awards, 2024 MYLTIP Awards, 2025 MYLTIP Awards, 2025 OPP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)Represents shares available for issuance under BXP’s 2021 Stock Incentive Plan.

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
Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 will be included in the Proxy Statement to be filed relating to BXP, Inc.’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedule

BXP, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2025 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,294,992		$1,796,252	$1,532,654	$423,940	$1,796,247	$1,956,599	$—	$—	$3,752,846	$614,923	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—		92,077	948,357	862,028	115,639	1,786,823	—	—	1,902,462	871,069	1965/1993/2002/2016-2017/2024	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—		179,697	847,410	597,249	195,986	1,428,370	—	—	1,624,356	873,659	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—		339,200	700,358	431,612	354,107	1,117,063	—	—	1,471,170	564,004	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	991,878		241,600	494,782	569,220	289,639	1,015,963	—	—	1,305,602	429,085	1977/1997/2021	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—		219,543	667,884	311,929	258,001	941,355	—	—	1,199,356	392,736	1976	2010	(1)
Salesforce Tower	Office	San Francisco, CA	—		200,349	946,205	4,149	200,349	950,354	—	—	1,150,703	214,753	2018	2013	(1)
250 West 55th Street	Office	New York, NY	—		285,263	603,167	49,995	285,263	653,162	—	—	938,425	232,085	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—		131,067	435,954	154,169	131,067	590,123	—	—	721,190	209,057	1971-1975/2017	2012	(1)
7 Times Square	Office	New York, NY	—		165,413	380,438	159,914	169,193	536,572	—	—	705,765	279,693	2004	2000	(1)
Madison Centre	Office	Seattle, WA	—		104,641	564,336	5,672	104,641	570,008	—	—	674,649	76,377	2017	2022	(1)
Santa Monica Business Park	Office	Los Angeles, CA	199,302		46,360	410,421	217,684	210,471	462,459	1,535	—	674,465	36,680	1976-1980	2023	(1)
Carnegie Center	Office	Princeton, NJ	—		142,666	316,856	194,968	94,243	501,021	59,226	—	654,490	294,418	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Reston Next	Office	Reston, VA	—		35,549	525,277	17,150	2,901	575,075	—	—	577,976	69,776	2022	1998	(1)
Atlantic Wharf	Office	Boston, MA	—		63,988	454,537	45,916	63,988	500,453	—	—	564,441	210,601	2011	2007	(1)
2100 Pennsylvania Avenue	Office	Washington, DC	—		185,203	324,206	5,228	185,203	329,434	—	—	514,637	48,475	2023	N/A	(1)
599 Lexington Avenue	Office	New York, NY	—		81,040	100,507	285,903	87,852	379,598	—	—	467,450	218,359	1986	1997	(1)
Fountain Square	Office	Reston, VA	—		56,853	306,298	60,266	56,853	366,564	—	—	423,417	132,865	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—		103,000	253,665	50,416	103,000	304,081	—	—	407,081	113,410	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	(2)	21,596	312,492	55,404	21,596	367,896	—	—	389,492	35,634	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—		72,545	219,766	18,167	72,545	237,933	—	—	310,478	92,143	2014	2012	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—		—	183,541	125,161	100,592	208,110	—	—	308,702	83,117	2011	2008	(1)
145 Broadway	Office	Cambridge, MA	—		121	273,013	26,980	23,367	276,747	—	—	300,114	52,401	2019	1997	(1)
South of Market and Democracy Tower	Office	Reston, VA	—		13,603	237,479	36,878	13,687	274,273	—	—	287,960	128,007	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—		18,789	148,451	95,783	18,789	241,400	2,834	—	263,023	122,700	1985-1989/2025	2011	(1)
535 Mission Street	Office	San Francisco, CA	—		40,933	148,378	14,409	40,934	162,786	—	—	203,720	53,063	2015	2013	(1)
Reservoir Place	Office	Waltham, MA	—		18,605	104,124	65,883	20,108	168,504	—	—	188,612	97,426	1955/1987/2017	1997/1998	(1)

BXP, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2025 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
901 New York Avenue	Office	Washington, DC	197,682		65,808	72,970	45,671	65,808	118,641	—	—	184,449	8,414	2004	2024	(1)
Mountain View Research Park	Office	Mountain View, CA	—		95,066	68,373	20,266	95,066	88,639	—	—	183,705	41,187	1977-1981/2007-2013	2013	(1)
One Freedom Square	Office	Reston, VA	—		9,929	84,504	49,956	11,293	133,096	—	—	144,389	78,607	2000	2003	(1)
Two Freedom Square	Office	Reston, VA	—		13,930	77,739	47,125	15,420	123,374	—	—	138,794	56,636	2001	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—		18,021	109,038	5,303	18,062	113,370	930	—	132,362	61,105	2003-2006	2007	(1)
One and Two Reston Overlook	Office	Reston, VA	—		16,456	66,192	48,958	16,179	115,427	—	—	131,606	68,795	1999	2000	(1)
Weston Corporate Center	Office	Weston, MA	—		25,753	92,312	10,816	25,854	103,027	—	—	128,881	47,039	2010	2001	(1)
1330 Connecticut Avenue	Office	Washington, DC	—		25,982	82,311	18,088	20,792	105,589	—	—	126,381	60,339	1984/2018	2004	(1)
Discovery Square	Office	Reston, VA	—		11,198	71,782	34,141	12,533	104,588	—	—	117,121	66,246	2001	2003	(1)
17Fifty Presidents Street	Office	Reston, VA	—		—	113,362	162	—	113,524	—	—	113,524	25,408	2020	2013	(1)
355 Main Street	Office	Cambridge, MA	596,213		18,863	53,346	38,834	21,173	89,870	—	—	111,043	42,355	1981/1996/2013	2006	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—		10,385	60,694	25,992	11,097	85,974	—	—	97,071	51,285	2003	1999	(1)
Sumner Square	Office	Washington, DC	—		624	28,745	66,049	27,014	68,404	—	—	95,418	32,631	1985	1999	(1)
10 CityPoint	Office	Waltham, MA	—		1,953	85,752	7,285	2,288	92,702	—	—	94,990	29,905	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	(2)	19,104	52,078	22,168	20,785	72,565	—	—	93,350	35,825	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—		13,189	49,823	25,922	13,807	75,127	—	—	88,934	45,147	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—		13,847	60,383	11,356	14,023	71,563	—	—	85,586	33,830	2008	2001	(1)
20 CityPoint	Office	Waltham, MA	—		4,887	72,764	7,072	4,887	79,836	—	—	84,723	19,881	2020	2007	(1)
Wisconsin Place	Office	Chevy Chase, MD	—		—	53,349	26,485	—	79,834	—	—	79,834	33,776	2009	2004	(1)
Shady Grove Innovation District	Office	Rockville, MD	—		52,030	64,212	(37,955)	18,812	24,468	35,007	—	78,287	6,279	1968-1985	2021	(1)
2440 West El Camino Real	Office	Mountain View, CA	—		16,741	51,285	6,629	16,741	57,914	—	—	74,655	25,436	1987/2003	2011	(1)
890 Winter Street	Office	Waltham, MA	—		13,913	28,557	26,191	13,913	54,748	—	—	68,661	12,778	1999	2019	(1)
Reston Corporate Center	Office	Reston, VA	—		9,135	50,857	4,489	10,148	54,333	—	—	64,481	36,950	1984	1998	(1)
255 Main Street	Office	Cambridge, MA	—		134	25,110	33,909	548	58,605	—	—	59,153	47,704	1987	1997	(1)
University Place	Office	Cambridge, MA	—		—	37,091	13,714	3,435	47,370	—	—	50,805	39,872	1985	1998	(1)
Reston Next Office Phase II	Office	Reston, VA	—		1,692	46,124	—	1,692	46,124	—	—	47,816	642	N/A	1998	(1)
Capital Gallery	Office	Washington, DC	—		4,725	29,565	11,465	8,662	37,093	—	—	45,755	25,455	1981/2006	2007	(1)
150 Broadway	Office	Cambridge, MA	—		850	25,042	15,749	1,323	40,318	—	—	41,641	21,863	1999	1997	(1)
North First Business Park	Office	San Jose, CA	—		23,398	13,069	472	17,839	19,100	—	—	36,939	18,340	1981	2007	(1)
105 Broadway	Office	Cambridge, MA	—		1,299	12,943	12,723	2,395	24,570	—	—	26,965	19,381	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—		998	1,426	19,907	1,263	19,393	1,675	—	22,331	17,593	1982	1997	(1)
The Point	Office	Waltham, MA	—		6,395	10,040	546	6,492	10,489	—	—	16,981	3,291	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—		3,219	11,038	1,877	3,219	12,915	—	—	16,134	5,165	2015	2012	(1)
Avant Retail	Office	Reston, VA	—		1,499	6,647	2,577	1,499	9,224	—	—	10,723	4,104	2014	2010	(1)
32 Hartwell Avenue	Office	Lexington, MA	—		168	1,943	6,394	314	8,191	—	—	8,505	3,659	1968/1979/1987	1997	(1)

BXP, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2025 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	1,308	5,477		2,398		—		—	7,875	1,483	1977	2012	(1)
125 Broadway	Life Sciences	Cambridge, MA	—		126,364	433,662	6,496	126,364		440,158		—		—	566,522	54,903	2000	2022	(1)
180 CityPoint	Life Sciences	Waltham, MA	—		10,908	211,883	12,078	10,908		223,961		—		—	234,869	14,537	2024	2006	(1)
300 Binney Street	Life Sciences	Cambridge, MA	—		18,080	51,262	157,956	18,080		209,218		—		—	227,298	15,427	2024	2009	(1)
880 Winter Street	Life Sciences	Waltham, MA	—		15,597	37,255	95,618	15,597		132,873		—		—	148,470	26,135	1998/2022	2019	(1)
200 West Street	Life Sciences	Waltham, MA	—		16,148	24,983	79,619	16,813		103,580		357		—	120,750	39,547	1999/2021	1997	(1)
153 & 211 Second Avenue	Life Sciences	Waltham, MA	—		33,233	55,940	3,710	33,233		59,650		—		—	92,883	9,161	1964-2006	2021	(1)
103 CityPoint	Life Sciences	Waltham, MA	—		4,672	77,515	93	4,672		77,608		—		—	82,280	2,556	2024	2007	(1)
33 Hayden Avenue	Life Sciences	Lexington, MA	—		266	3,234	11,506	425		14,576		5		—	15,006	11,411	1979	1997	(1)
92-100 Hayden Avenue	Life Sciences	Lexington, MA	—		594	6,748	1,909	778		8,473		—		—	9,251	7,551	1985	1997	(1)
250 Binney Street	Life Sciences	Cambridge, MA	—		110	4,483	3,593	273		7,913		—		—	8,186	7,501	1983	1997	(1)
The Skylyne	Residential	Oakland, CA	—		—	239,077	1,792	—		240,869		—		—	240,869	32,233	2020	N/A	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,598	3,529		57,489		—		—	61,018	21,589	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	33,074	1,201		69,640		629		—	71,470	55,962	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	(2)	—	35,035	7,335	103		42,267		—		—	42,370	21,209	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	1,674	1,434		17,193		—		—	18,627	8,704	2006	2004	(1)
290 Binney Street	Development	Cambridge, MA	—		—	—	888,992	1,054		—		—		887,938	888,992	—	N/A	1997	N/A
343 Madison Avenue	Development	New York, NY	—		—	—	377,992	131,898		—		—		246,094	377,992	—	N/A	2023	N/A
121 Broadway	Development	Cambridge, MA	—		—	—	273,697	—		—		—		273,697	273,697	—	N/A	1997	N/A
725 12th Street	Development	Washington, DC	—		26,997	8,369	19,403	—		—		—		54,769	54,769	—	1992	2024	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	15,945	417		2,769		—		12,759	15,945	66	N/A	1998	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,328	—		—		172,975		—	172,975	—	N/A	2020	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	104,811	26,022		—		78,789		—	104,811	—	N/A	N/A	N/A
2100 M Street	Land	Washington, DC	—		55,914	—	261	—		—		56,175		—	56,175	—	N/A	2025	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	37,749	—		—		37,749		—	37,749	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	(4,351)	—		—		30,653		—	30,653	—	N/A	2007	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	17,044	—		—		17,044		—	17,044	—	N/A	1997	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	12,443	—		—		12,443		—	12,443	—	N/A	1998	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	8,868	—		—		8,868		—	8,868	—	N/A	2007	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,516	—		—		1,516		—	1,516	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	82	—		—		82		—	82	—	N/A	2000	N/A
			$4,280,067	(3)	$5,656,418	$15,510,064	$7,719,548	$5,918,915	(4)	$20,973,366	(5)	$518,492	(6)	$1,475,257	$28,886,030	$8,003,414

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $54,160. Accumulated Depreciation does not include approximately $36,897 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $26.7 billion and $6.8 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)This property is encumbered with the mortgage note shown at 355 Main Street.
(3)Includes unamortized deferred financing costs totaling approximately $(18.0) million.
(4)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $349,314 and $325,841, respectively.
(5)Includes Right of Use Assets - Finance Leases of approximately $23,156.
(6)Includes pre-development costs.

BXP, Inc.
Real Estate and Accumulated Depreciation
December 31, 2025, 2024 and 2023
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2025	2024	2023
Real Estate:
Balance at the beginning of the year	$28,521,176	$27,421,471	$25,744,214
Additions to/improvements of real estate	1,225,473	1,210,558	1,811,036
Assets sold/written-off	(860,619)	(110,853)	(133,779)
Balance at the end of the year	$28,886,030	$28,521,176	$27,421,471
Accumulated Depreciation:
Balance at the beginning of the year	$7,485,502	$6,841,404	$6,260,992
Depreciation expense	795,670	754,951	714,191
Assets sold/written-off	(277,758)	(110,853)	(133,779)
Balance at the end of the year	$8,003,414	$7,485,502	$6,841,404

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2025 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,294,992		$1,796,252	$1,532,654	$423,940	$1,796,246	$1,956,600	$—	$—	$3,752,846	$614,923	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—		92,077	948,357	802,972	100,541	1,742,865	—	—	1,843,406	848,999	1965/1993/2002/2016-2017/2024	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—		179,697	847,410	534,868	180,419	1,381,556	—	—	1,561,975	850,057	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—		339,200	700,358	372,004	339,200	1,072,362	—	—	1,411,562	541,561	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	991,878		241,600	494,782	532,134	279,281	989,235	—	—	1,268,516	415,610	1977/1997/2021	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—		219,543	667,884	311,929	258,001	941,355	—	—	1,199,356	392,736	1976	2010	(1)
Salesforce Tower	Office	San Francisco, CA	—		200,349	946,205	4,149	200,349	950,354	—	—	1,150,703	214,753	2018	2013	(1)
250 West 55th Street	Office	New York, NY	—		285,263	603,167	49,995	285,263	653,162	—	—	938,425	232,085	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—		131,067	435,954	154,169	131,067	590,123	—	—	721,190	209,057	1971-1975/2017	2012	(1)
Madison Centre	Office	Seattle, WA	—		104,641	564,336	5,672	104,641	570,008	—	—	674,649	76,377	2017	2022	(1)
Santa Monica Business Park	Office	Los Angeles, CA	199,302		46,360	410,421	217,684	210,471	462,459	1,535	—	674,465	36,680	1976-1980	2023	(1)
7 Times Square	Office	New York, NY	—		165,413	380,438	121,935	159,694	508,092	—	—	667,786	265,394	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—		142,666	316,856	180,005	90,501	489,800	59,226	—	639,527	288,719	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Reston Next	Office	Reston, VA	—		35,549	525,277	17,150	2,901	575,075	—	—	577,976	69,776	2022	1998	(1)
Atlantic Wharf	Office	Boston, MA	—		63,988	454,537	45,916	63,988	500,453	—	—	564,441	210,601	2011	2007	(1)
2100 Pennsylvania Avenue	Office	Washington, DC	—		185,203	324,206	5,228	185,203	329,434	—	—	514,637	48,475	2023	N/A	(1)
599 Lexington Avenue	Office	New York, NY	—		81,040	100,507	258,661	81,040	359,168	—	—	440,208	208,102	1986	1997	(1)
Fountain Square	Office	Reston, VA	—		56,853	306,298	60,266	56,853	366,564	—	—	423,417	132,865	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—		103,000	253,665	50,416	103,000	304,081	—	—	407,081	113,410	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	(2)	21,596	312,492	55,211	21,403	367,896	—	—	389,299	35,634	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—		72,545	219,766	18,167	72,545	237,933	—	—	310,478	92,143	2014	2012	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—		—	183,541	125,161	100,592	208,110	—	—	308,702	83,114	2011	2008	(1)
145 Broadway	Office	Cambridge, MA	—		121	273,013	26,777	23,164	276,747	—	—	299,911	52,401	2019	1997	(1)
South of Market and Democracy Tower	Office	Reston, VA	—		13,603	237,479	36,542	13,603	274,021	—	—	287,624	127,897	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—		18,789	148,451	95,783	18,789	241,400	2,834	—	263,023	122,700	1985-1989/2025	2011	(1)
535 Mission Street	Office	San Francisco, CA	—		40,933	148,378	14,409	40,934	162,786	—	—	203,720	53,063	2015	2013	(1)
Reservoir Place	Office	Waltham, MA	—		18,605	104,124	61,808	19,089	165,448	—	—	184,537	95,892	1955/1987/2017	1997/1998	(1)
901 New York Avenue	Office	Washington, DC	197,682		65,808	72,970	45,671	65,808	118,641	—	—	184,449	8,414	2004	2024	(1)
Mountain View Research Park	Office	Mountain View, CA	—		95,066	68,373	20,266	95,066	88,639	—	—	183,705	41,187	1977-1981/2007-2013	2013	(1)
One Freedom Square	Office	Reston, VA	—		9,929	84,504	44,319	9,883	128,869	—	—	138,752	76,485	2000	2003	(1)
Two Freedom Square	Office	Reston, VA	—		13,930	77,739	40,913	13,866	118,716	—	—	132,582	54,297	2001	2003	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2025 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Kingstowne Towne Center	Office	Alexandria, VA	—		18,021	109,038	5,139	18,021	113,247	930	—	132,198	61,050	2003-2006	2007	(1)
Weston Corporate Center	Office	Weston, MA	—		25,753	92,312	10,816	25,854	103,027	—	—	128,881	47,039	2010	2001	(1)
One and Two Reston Overlook	Office	Reston, VA	—		16,456	66,192	44,540	15,074	112,114	—	—	127,188	67,131	1999	2000	(1)
1330 Connecticut Avenue	Office	Washington, DC	—		25,982	82,311	18,088	20,792	105,589	—	—	126,381	60,339	1984/2018	2004	(1)
17Fifty Presidents Street	Office	Reston, VA	—		—	113,362	162	—	113,524	—	—	113,524	25,408	2020	2013	(1)
Discovery Square	Office	Reston, VA	—		11,198	71,782	28,596	11,146	100,430	—	—	111,576	64,158	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	596,213		18,863	53,346	38,536	21,098	89,647	—	—	110,745	42,245	1981/1996/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—		1,953	85,752	7,124	2,127	92,702	—	—	94,829	29,905	2016	1997	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—		10,385	60,694	23,005	10,350	83,734	—	—	94,084	50,160	2003	1999	(1)
Sumner Square	Office	Washington, DC	—		624	28,745	63,969	26,494	66,844	—	—	93,338	31,851	1985	1999	(1)
90 Broadway	Office	Cambridge, MA	—	(2)	19,104	52,078	21,989	20,741	72,430	—	—	93,171	35,765	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—		13,189	49,823	24,305	13,403	73,914	—	—	87,317	44,541	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—		13,847	60,383	11,251	13,997	71,484	—	—	85,481	33,795	2008	2001	(1)
20 CityPoint	Office	Waltham, MA	—		4,887	72,764	7,072	4,887	79,836	—	—	84,723	19,881	2020	2007	(1)
Wisconsin Place	Office	Chevy Chase, MD	—		—	53,349	26,485	—	79,834	—	—	79,834	33,776	2009	2004	(1)
Shady Grove Innovation District	Office	Rockville, MD	—		52,030	64,212	(37,955)	18,812	24,468	35,007	—	78,287	6,279	1968-1985	2021	(1)
2440 West El Camino Real	Office	Mountain View, CA	—		16,741	51,285	6,629	16,741	57,914	—	—	74,655	25,436	1987/2003	2011	(1)
890 Winter Street	Office	Waltham, MA	—		13,913	28,557	26,191	13,913	54,748	—	—	68,661	12,778	1999	2019	(1)
Reston Corporate Center	Office	Reston, VA	—		9,135	50,857	1,878	9,496	52,374	—	—	61,870	35,966	1984	1998	(1)
255 Main Street	Office	Cambridge, MA	—		134	25,110	32,253	134	57,363	—	—	57,497	47,083	1987	1997	(1)
University Place	Office	Cambridge, MA	—		—	37,091	12,264	3,435	45,920	—	—	49,355	38,664	1985	1998	(1)
Reston Next Office Phase II	Office	Reston, VA	—		1,692	46,124	—	1,692	46,124	—	—	47,816	642	N/A	1998	(1)
Capital Gallery	Office	Washington, DC	—		4,725	29,565	6,802	6,128	34,964	—	—	41,092	24,387	1981/2006	2007	(1)
150 Broadway	Office	Cambridge, MA	—		850	25,042	13,744	822	38,814	—	—	39,636	21,104	1999	1997	(1)
North First Business Park	Office	San Jose, CA	—		23,398	13,069	472	17,839	19,100	—	—	36,939	18,340	1981	2007	(1)
105 Broadway	Office	Cambridge, MA	—		1,299	12,943	10,617	1,868	22,991	—	—	24,859	18,588	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—		998	1,426	19,143	1,072	18,820	1,675	—	21,567	17,309	1982	1997	(1)
The Point	Office	Waltham, MA	—		6,395	10,040	546	6,492	10,489	—	—	16,981	3,291	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—		3,219	11,038	1,877	3,219	12,915	—	—	16,134	5,165	2015	2012	(1)
Avant Retail	Office	Reston, VA	—		1,499	6,647	2,577	1,499	9,224	—	—	10,723	4,104	2014	2010	(1)
32 Hartwell Avenue	Office	Lexington, MA	—		168	1,943	5,808	168	7,751	—	—	7,919	3,437	1968/1979/1987	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	1,308	5,477	2,398	—	—	7,875	1,483	1977	2012	(1)
125 Broadway	Life Sciences	Cambridge, MA	—		126,364	433,662	6,496	126,364	440,158	—	—	566,522	54,903	2000	2022	(1)
180 CityPoint	Life Sciences	Waltham, MA	—		10,908	211,883	12,078	10,908	223,961	—	—	234,869	14,537	2024	2006	(1)
300 Binney Street	Life Sciences	Cambridge, MA	—		18,080	51,262	157,956	18,080	209,218	—	—	227,298	15,427	2024	2009	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2025 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building	Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
880 Winter Street	Life Sciences	Waltham, MA	—		15,597	37,255	95,618	15,597		132,873		—		—	148,470	26,135	1998/2022	2019	(1)
200 West Street	Life Sciences	Waltham, MA	—		16,148	24,983	76,958	16,148		101,584		357		—	118,089	38,545	1999/2021	1997	(1)
153 & 211 Second Avenue	Life Sciences	Waltham, MA	—		33,233	55,940	3,710	33,233		59,650		—		—	92,883	9,161	1964-2006	2021	(1)
103 CityPoint	Life Sciences	Waltham, MA	—		4,672	77,515	91	4,670		77,608		—		—	82,278	2,556	2024	2007	(1)
33 Hayden Avenue	Life Sciences	Lexington, MA	—		266	3,234	10,869	266		14,098		5		—	14,369	11,171	1979	1997	(1)
92-100 Hayden Avenue	Life Sciences	Lexington, MA	—		594	6,748	1,180	595		7,927		—		—	8,522	7,275	1985	1997	(1)
250 Binney Street	Life Sciences	Cambridge, MA	—		110	4,483	2,939	110		7,422		—		—	7,532	7,259	1983	1997	(1)
The Skylyne	Residential	Oakland, CA	—		—	239,077	1,792	—		240,869		—		—	240,869	32,233	2020	N/A	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,598	3,529		57,489		—		—	61,018	21,589	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	30,183	478		67,472		629		—	68,579	54,874	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	(2)	—	35,035	6,921	—		41,956		—		—	41,956	21,055	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	962	1,256		16,659		—		—	17,915	8,439	2006	2004	(1)
290 Binney Street	Development	Cambridge, MA	—		—	—	888,576	638		—		—		887,938	888,576	—	N/A	1997	N/A
343 Madison Avenue	Development	New York, NY	—		—	—	377,992	131,898		—		—		246,094	377,992	—	N/A	2023	N/A
121 Broadway	Development	Cambridge, MA	—		—	—	273,697	—		—		—		273,697	273,697	—	N/A	1997	N/A
725 12th Street	Development	Washington, DC	—		26,997	8,369	19,403	—		—		—		54,769	54,769	—	1992	2024	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	15,945	417		2,769		—		12,759	15,945	66	N/A	1998	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,328	—		—		172,975		—	172,975	—	N/A	2020	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	104,811	26,022		—		78,789		—	104,811	—	N/A	N/A	N/A
2100 M Street	Land	Washington, DC	—		55,914	—	261	—		—		56,175		—	56,175	—	N/A	2025	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	37,749	—		—		37,749		—	37,749	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	(4,351)	—		—		30,653		—	30,653	—	N/A	2007	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	17,044	—		—		17,044		—	17,044	—	N/A	1997	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	12,443	—		—		12,443		—	12,443	—	N/A	1998	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	8,868	—		—		8,868		—	8,868	—	N/A	2007	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,516	—		—		1,516		—	1,516	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	82	—		—		82		—	82	—	N/A	2000	N/A
			$4,280,067	(3)	$5,656,418	$15,510,064	$7,362,066	$5,826,401	(4)	$20,708,398	(5)	$518,492	(6)	$1,475,257	$28,528,548	$7,869,732
Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $54,160. Accumulated Depreciation does not include approximately $36,897 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $29.9 billion and $7.6 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)This property is encumbered with the mortgage note shown at 355 Main Street.
(3)Includes unamortized deferred financing costs totaling approximately $(18.0) million.
(4)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $349,314 and $325,841, respectively.
(5)Includes Right of Use Assets - Finance Leases of approximately $23,156.
(6)Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2025, 2024 and 2023
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2025	2024	2023
Real Estate:
Balance at the beginning of the year	$28,154,911	$27,055,206	$25,376,700
Additions to/improvements of real estate	1,225,473	1,210,558	1,811,036
Assets sold/written-off	(851,836)	(110,853)	(132,530)
Balance at the end of the year	$28,528,548	$28,154,911	$27,055,206
Accumulated Depreciation:
Balance at the beginning of the year	$7,355,327	$6,718,037	$6,143,384
Depreciation expense	788,884	748,143	707,183
Assets sold/written-off	(274,479)	(110,853)	(132,530)
Balance at the end of the year	$7,869,732	$7,355,327	$6,718,037
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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
Certificate of Amendment to Boston Properties, Inc.’s Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 20, 2024.)

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
Description of the Securities of BXP, Inc. and Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of BXP, Inc. and Boston Properties Limited Partnership filed on February 27, 2025.)

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

4.5	—
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016.)

4.6	—
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

4.7	—
Supplemental Indenture No. 19, dated as of June 21, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.400% Senior Note due 2029. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on June 21, 2019.)

4.8	—
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

4.9	—
Supplemental Indenture No. 21, dated as of May 5, 2020, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.250% Senior Note due 2031. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 5, 2020.)

4.10	—
Supplemental Indenture No. 22, dated as of March 16, 2021, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.550% Senior Note due 2032. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 16, 2021.)

4.11	—
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

4.12	—
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

4.13	—
Supplemental Indenture No. 25, dated as of May 15, 2023, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 6.500% Senior Note due 2034. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 15, 2023.)

4.14	—
Supplemental Indenture No. 26, dated as of August 26, 2024, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 5.750% Senior Note due 2035. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on August 26, 2024.)

4.15	—
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

4.16	—
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
Two Hundred Nineteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of June 20, 2024 and effective as of July 1, 2024. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 20, 2024.)

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

10.22*	—
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

10.24*	—
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.25*	—
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.26*	—
Amended and Restated Employment Agreement, dated December 22, 2025, by and between Owen D. Thomas and BXP, Inc (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on December 22, 2025.)

10.27*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.28*	—
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

10.31*	—
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

10.34*	—
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

10.37*	—
Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2020.)

10.38*	—
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.39*	—	BXP, Inc. Non-Employee Director Compensation Plan. (Filed herewith.)
10.40	—
Credit Agreement, dated as of January 4, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on January 9, 2023.)

10.41	—
First Amendment to Credit Agreement, dated as of August 2, 2024, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of BXP, Inc. and Boston Properties Limited Partnership filed on November 5, 2024.)

10.42	—
Tenth Amended and Restated Credit Agreement, dated as of March 28, 2025, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on March 31, 2025.)

10.43	—
First Amendment to Tenth Amended and Restated Credit Agreement, dated as of April 22, 2025, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on April 23, 2025.)

10.44	—
Form of Capped Call Transaction Confirmation. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on September 29, 2025.)

19.1	—	BXP, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of BXP, Inc. and Boston Properties Limited Partnership filed on February 27, 2025.)
21.1	—	Subsidiaries of BXP, Inc. and Boston Properties Limited Partnership (Filed herewith.)
23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for BXP, Inc. (Filed herewith.)
23.2	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties Limited Partnership. (Filed herewith.)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of BXP, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of BXP, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	—	Section 1350 Certification of Chief Executive Officer of BXP, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	—	Section 1350 Certification of Chief Financial Officer of BXP, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.3	—	Section 1350 Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.4	—	Section 1350 Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
97.1	—
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

BXP, INC.

February 27, 2026	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BXP, Inc., and in the capacities and on the dates indicated.

February 27, 2026

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton Director

By:	/s/ JULIE G. RICHARDSON
Julie G. Richardson Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ DEREK A. (TONY) WEST
Derek A. (Tony) West Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner
February 27, 2026	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of BXP, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 27, 2026

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

	By:	/s/ TIMOTHY J. NAUGHTON
Timothy J. Naughton Director

By:	/s/ JULIE G. RICHARDSON
Julie G. Richardson Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ DEREK A. (TONY) WEST
Derek A. (Tony) West Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer