Form 10-Q
period 2026-03-31
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2026-05-07
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	159,477,391
(Registrant)	(Class)	(Outstanding on May 1, 2026)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2026 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of March 31, 2026, BXP owned an approximate 89.4% ownership interest in BPLP. The remaining approximate 10.6% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $222.1 million, or 1.1% at March 31, 2026, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2026	December 31, 2025
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,083,218 and $8,005,124 at March 31, 2026 and December 31, 2025, respectively)	$28,375,492	$28,241,879
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2026 and December 31, 2025, respectively)	372,476	372,470
Right of use assets - operating leases	321,030	325,841
Less: accumulated depreciation (amounts related to VIEs of $(1,805,748) and $(1,763,988) at March 31, 2026 and December 31, 2025, respectively)	(8,170,334)	(8,040,311)
Total real estate	20,898,664	20,899,879
Cash and cash equivalents (amounts related to VIEs of $193,689 and $255,631 at March 31, 2026 and December 31, 2025, respectively)	512,783	1,478,206
Cash held in escrows (amounts related to VIEs of $5,381 and $10,319 at March 31, 2026 and December 31, 2025, respectively)	68,471	79,060
Investments in securities	42,072	44,614
Tenant and other receivables, net (amounts related to VIEs of $38,754 and $30,989 at March 31, 2026 and December 31, 2025, respectively)	90,137	92,625
Note receivable, net	10,071	9,373
Related party notes receivable, net	31,447	28,346
Sales-type lease receivable, net	15,921	15,672
Accrued rental income, net (amounts related to VIEs of $474,838 and $470,734 at March 31, 2026 and December 31, 2025, respectively)	1,558,226	1,538,515
Deferred charges, net (amounts related to VIEs of $202,275 and $204,924 at March 31, 2026 and December 31, 2025, respectively)	830,917	847,690
Prepaid expenses and other assets (amounts related to VIEs of $48,202 and $14,509 at March 31, 2026 and December 31, 2025, respectively)	188,819	108,105
Investments in unconsolidated joint ventures	854,722	999,309
Assets held for sale	—	24,770
Total assets	$25,102,250	$26,166,164
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,288,081 and $3,286,870 at March 31, 2026 and December 31, 2025, respectively)	$4,280,639	$4,280,067
Unsecured senior notes, net	8,808,674	9,806,100
Unsecured exchangeable senior notes, net	977,387	976,263
Unsecured line of credit	—	—
Unsecured term loans, net	797,309	797,053
Unsecured commercial paper	750,000	750,000
Lease liabilities - finance leases (amounts related to VIEs of $21,106 and $21,074 at March 31, 2026 and December 31, 2025, respectively)	357,039	360,039
Lease liabilities - operating leases	387,481	389,213
Accounts payable and accrued expenses (amounts related to VIEs of $80,255 and $88,849 at March 31, 2026 and December 31, 2025, respectively)	418,443	480,017
Dividends and distributions payable	124,018	123,753
Accrued interest payable	124,068	125,345
Other liabilities (amounts related to VIEs of $85,594 and $95,209 at March 31, 2026 and December 31, 2025, respectively)	352,813	386,074

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2026	December 31, 2025
Total liabilities	17,377,871	18,473,924
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 116,733 and 111,701 units outstanding at redemption value at March 31, 2026 and December 31, 2025, respectively	6,058	7,538
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,754,863 and 158,627,198 issued and 158,675,963 and 158,548,298 outstanding at March 31, 2026 and December 31, 2025, respectively	1,587	1,585
Additional paid-in capital	6,843,822	6,836,243
Dividends in excess of earnings	(1,684,492)	(1,674,995)
Treasury common stock at cost, 78,900 shares at March 31, 2026 and December 31, 2025	(2,722)	(2,722)
Accumulated other comprehensive loss	(6,082)	(12,921)
Total stockholders’ equity attributable to BXP, Inc.	5,152,113	5,147,190
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	583,922	566,563
Property partnerships	1,982,286	1,970,949
Total equity	7,718,321	7,684,702
Total liabilities and equity	$25,102,250	$26,166,164

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended March 31,
	2026	2025
Revenue
Lease	$818,156	$811,102
Parking and other	30,814	30,242
Hotel	9,101	9,597
Development and management services	9,207	9,775
Direct reimbursements of payroll and related costs from management services contracts	4,870	4,499
Total revenue	872,148	865,215
Expenses
Operating
Rental	344,082	331,578
Hotel	7,982	7,565
General and administrative	59,341	52,284
Payroll and related costs from management services contracts	4,870	4,499
Transaction costs	129	768
Depreciation and amortization	227,967	220,107
Total expenses	644,371	616,801
Other income (expense)
Income (loss) from unconsolidated joint ventures	35,413	(2,139)
Gains on sales of real estate	13,402	—
Loss on sales-type lease	—	(2,490)
Interest and other income (loss)	8,885	7,750
Losses from investments in securities	(566)	(365)
Unrealized gain (loss) on non-real estate investments	188	(483)
Loss from early extinguishment of debt	—	(338)
Interest expense	(152,093)	(163,444)
Net income	133,006	86,905
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(19,869)	(18,749)
Noncontrolling interest—common units of the Operating Partnership	(11,561)	(6,979)
Net income attributable to BXP, Inc.	$101,576	$61,177
Basic earnings per common share attributable to BXP, Inc.
Net income	$0.64	$0.39
Weighted average number of common shares outstanding	158,555	158,202
Diluted earnings per common share attributable to BXP, Inc.
Net income	$0.64	$0.39
Weighted average number of common and common equivalent shares outstanding	159,056	158,632

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2026	2025
Net income	$133,006	$86,905
Other comprehensive income (loss):
Effective portion of interest rate contracts	6,073	(13,276)
Amortization of interest rate contracts (1)	1,676	3,081
Other comprehensive income (loss)	7,749	(10,195)
Comprehensive income	140,755	76,710
Net income attributable to noncontrolling interests	(31,430)	(25,728)
Other comprehensive (income) loss attributable to noncontrolling interests	(910)	888
Comprehensive income attributable to BXP, Inc.	$108,415	$51,870
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2025	158,548	$1,585	$6,836,243	$(1,674,995)	$(2,722)	$(12,921)	$566,563	$1,970,949	$7,684,702
Redemption of operating partnership units to common stock	49	2	1,530	—	—	—	(1,532)	—	—
Allocated net income for the period	—	—	—	101,576	—	—	11,561	19,869	133,006
Dividends/distributions declared	—	—	—	(111,073)	—	—	(13,281)	—	(124,354)
Shares issued pursuant to stock purchase plan	6	—	441	—	—	—	—	—	441
Net activity from stock option and incentive plan	73	—	2,447	—	—	—	23,016	—	25,463
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(10)	—	—	—	—	13,934	13,924
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(22,610)	(22,610)
Effective portion of interest rate contracts	—	—	—	—	—	5,462	611	—	6,073
Amortization of interest rate contracts	—	—	—	—	—	1,377	155	144	1,676
Reallocation of noncontrolling interest	—	—	3,171	—	—	—	(3,171)	—	—
Equity, March 31, 2026	158,676	$1,587	$6,843,822	$(1,684,492)	$(2,722)	$(6,082)	$583,922	$1,982,286	$7,718,321

Equity, December 31, 2024	158,175	$1,582	$6,836,093	$(1,419,575)	$(2,722)	$(2,072)	$591,270	$1,933,545	$7,938,121
Redemption of operating partnership units to common stock	112	1	3,675	—	—	—	(3,676)	—	—
Allocated net income for the period	—	—	—	61,177	—	—	6,979	18,749	86,905
Dividends/distributions declared	—	—	—	(155,157)	—	—	(18,149)	—	(173,306)
Shares issued pursuant to stock purchase plan	6	—	470	—	—	—	—	—	470
Net activity from stock option and incentive plan	30	—	1,232	—	—	—	20,989	—	22,221
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(281)	—	—	—	—	5,431	5,150
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(19,525)	(19,525)
Effective portion of interest rate contracts	—	—	—	—	—	(11,950)	(1,326)	—	(13,276)
Amortization of interest rate contracts	—	—	—	—	—	2,643	294	144	3,081
Reallocation of noncontrolling interest	—	—	4,826	—	—	—	(4,826)	—	—
Equity, March 31, 2025	158,323	$1,583	$6,846,015	$(1,513,555)	$(2,722)	$(11,379)	$591,555	$1,938,344	$7,849,841

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$133,006	$86,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,967	220,107
Amortization of right of use assets - operating leases	(123)	203
Amortization of sales type lease	(245)	(281)
Non-cash compensation expense	25,320	22,917
(Income) loss from unconsolidated joint ventures	(35,413)	2,139
Distributions of net cash flow from operations of unconsolidated joint ventures	10,335	17,053
Losses from investments in securities	566	365
Allowance for current expected credit losses	44	(23)
Non-cash portion of interest expense	8,021	9,257
Loss from early extinguishments of debt	—	338
Gains on sales of real estate	(13,402)	—
Loss on sales-type lease	—	2,490
Unrealized (gain) loss on non-real estate investments	(188)	483
Change in assets and liabilities:
Tenant and other receivables, net	1,261	1,903
Accrued rental income, net	(20,508)	(28,178)
Prepaid expenses and other assets	(79,190)	(73,910)
Lease liabilities - operating leases	(4,848)	(162)
Accounts payable and accrued expenses	(30,961)	(14,664)
Accrued interest payable	(1,277)	(7,660)
Other liabilities	(25,511)	(11,862)
Tenant leasing costs	(38,388)	(17,384)
Total adjustments	23,460	123,131
Net cash provided by operating activities	156,466	210,036
Cash flows from investing activities:
Construction in progress	(190,438)	(138,796)
Building, pre-development and other capital improvements	(30,765)	(57,395)
Tenant improvements	(67,095)	(60,338)
Proceeds from sales of real estate	124,661	—
Capital contributions to unconsolidated joint ventures	(43,167)	(52,611)
Capital distributions from unconsolidated joint ventures	183	—
Proceeds from sales of investments in unconsolidated joint ventures	214,733	—
Investment in non-real estate investments	(412)	(434)
Issuance of note receivables (including related party)	(3,849)	(600)
Investments in securities, net	1,976	1,031
Net cash provided by (used in) investing activities	5,827	(309,143)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,069)	(1,122)
Repayment / redemption of unsecured senior notes	(1,000,000)	(850,000)
Borrowings on unsecured line of credit	—	360,000
Repayments of unsecured line of credit	—	(60,000)

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2026	2025
Borrowings on unsecured term loans	—	700,000
Repayment of unsecured term loans	—	(700,000)
Payments on finance lease obligations	(3,452)	(3,344)
Borrowings on commercial paper program	2,923,011	1,287,523
Repayments on commercial paper program	(2,923,011)	(1,287,523)
Deferred financing costs	(113)	(14,102)
Net activity from equity transactions	(896)	(821)
Dividends and distributions	(124,089)	(173,118)
Contributions from noncontrolling interests in property partnerships	13,924	5,150
Distributions to noncontrolling interests in property partnerships	(22,610)	(19,525)
Net cash used in financing activities	(1,138,305)	(756,882)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(976,012)	(855,989)
Cash and cash equivalents and cash held in escrows, beginning of period	1,557,266	1,335,196
Cash and cash equivalents and cash held in escrows, end of period	$581,254	$479,207

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,478,206	$1,254,882
Cash held in escrows, beginning of period	79,060	80,314
Cash and cash equivalents and cash held in escrows, beginning of period	$1,557,266	$1,335,196

Cash and cash equivalents, end of period	$512,783	$398,126
Cash held in escrows, end of period	68,471	81,081
Cash and cash equivalents and cash held in escrows, end of period	$581,254	$479,207

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$161,391	$175,700
Interest capitalized	$16,490	$10,317

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(25,873)	$(20,549)
Change in real estate included in accounts payable and accrued expenses	$(9,163)	$15,198
Non-cash contributions from noncontrolling interests in property partnerships, net	$10	$281
Capitalized operating lease costs	$8,049	$7,548
Dividends and distributions declared but not paid	$124,018	$172,674
Conversions of noncontrolling interests to stockholders’ equity	$1,532	$3,676
Issuance of restricted securities to employees and non-employee directors	$45,481	$42,281

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2026	December 31, 2025
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,083,218 and $8,005,124 at March 31, 2026 and December 31, 2025, respectively)	$28,018,010	$27,884,397
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2026 and December 31, 2025, respectively)	372,476	372,470
Right of use assets - operating leases	321,030	325,841
Less: accumulated depreciation (amounts related to VIEs of $(1,805,748) and $(1,763,988) at March 31, 2026 and December 31, 2025, respectively)	(8,034,990)	(7,906,629)
Total real estate	20,676,526	20,676,079
Cash and cash equivalents (amounts related to VIEs of $193,689 and $255,631 at March 31, 2026 and December 31, 2025, respectively)	512,783	1,478,206
Cash held in escrows (amounts related to VIEs of $5,381 and $10,319 at March 31, 2026 and December 31, 2025, respectively)	68,471	79,060
Investments in securities	42,072	44,614
Tenant and other receivables, net (amounts related to VIEs of $38,754 and $30,989 at March 31, 2026 and December 31, 2025, respectively)	90,137	92,625
Note receivable, net	10,071	9,373
Related party notes receivables, net	31,447	28,346
Sales-type lease receivable, net	15,921	15,672
Accrued rental income, net (amounts related to VIEs of $474,838 and $470,734 at March 31, 2026 and December 31, 2025, respectively)	1,558,226	1,538,515
Deferred charges, net (amounts related to VIEs of $202,275 and $204,924 at March 31, 2026 and December 31, 2025, respectively)	830,917	847,690
Prepaid expenses and other assets (amounts related to VIEs of $48,202 and $14,509 at March 31, 2026 and December 31, 2025, respectively)	188,819	108,105
Investments in unconsolidated joint ventures	854,722	999,309
Assets held for sale	—	24,770
Total assets	$24,880,112	$25,942,364
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,288,081 and $3,286,870 at March 31, 2026 and December 31, 2025, respectively)	$4,280,639	$4,280,067
Unsecured senior notes, net	8,808,674	9,806,100
Unsecured exchangeable senior notes, net	977,387	976,263
Unsecured line of credit	—	—
Unsecured term loans, net	797,309	797,053
Unsecured commercial paper	750,000	750,000
Lease liabilities - finance leases (amounts related to VIEs of $21,106 and $21,074 at March 31, 2026 and December 31, 2025, respectively)	357,039	360,039
Lease liabilities - operating leases	387,481	389,213
Accounts payable and accrued expenses (amounts related to VIEs of $80,255 and $88,849 at March 31, 2026 and December 31, 2025, respectively)	418,443	480,017
Dividends and distributions payable	124,018	123,753
Accrued interest payable	124,068	125,345
Other liabilities (amounts related to VIEs of $85,594 and $95,209 at March 31, 2026 and December 31, 2025, respectively)	352,813	386,074
Total liabilities	17,377,871	18,473,924

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2026	December 31, 2025
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 116,733 and 111,701 units outstanding at redemption value at March 31, 2026 and December 31, 2025, respectively	6,058	7,538
Noncontrolling interests:
Redeemable partnership units— 15,675,504 and 15,590,009 common units and 3,111,708 and 2,662,140 long term incentive units outstanding at redemption value at March 31, 2026 and December 31, 2025, respectively	1,033,549	1,272,719
Capital:
Boston Properties Limited Partnership partners’ capital— 1,774,632 and 1,768,004 general partner units and 156,901,331 and 156,780,294 limited partner units outstanding at March 31, 2026 and December 31, 2025, respectively	4,486,430	4,230,155
Accumulated other comprehensive loss	(6,082)	(12,921)
Total partners’ capital	4,480,348	4,217,234
Noncontrolling interests in property partnerships	1,982,286	1,970,949
Total capital	6,462,634	6,188,183
Total liabilities and capital	$24,880,112	$25,942,364

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended March 31,
	2026	2025
Revenue
Lease	$818,156	$811,102
Parking and other	30,814	30,242
Hotel	9,101	9,597
Development and management services	9,207	9,775
Direct reimbursements of payroll and related costs from management services contracts	4,870	4,499
Total revenue	872,148	865,215
Expenses
Operating
Rental	344,082	331,578
Hotel	7,982	7,565
General and administrative	59,341	52,284
Payroll and related costs from management services contracts	4,870	4,499
Transaction costs	129	768
Depreciation and amortization	226,305	218,404
Total expenses	642,709	615,098
Other income (expense)
Income (loss) from unconsolidated joint ventures	35,413	(2,139)
Gains on sales of real estate	13,402	—
Loss on sales-type lease	—	(2,490)
Interest and other income (loss)	8,885	7,750
Losses from investments in securities	(566)	(365)
Unrealized gain (loss) on non-real estate investments	188	(483)
Loss from early extinguishment of debt	—	(338)
Interest expense	(152,093)	(163,444)
Net income	134,668	88,608
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(19,869)	(18,749)
Net income attributable to Boston Properties Limited Partnership	$114,799	$69,859
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.65	$0.40
Weighted average number of common units outstanding	176,318	175,752
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.65	$0.40
Weighted average number of common and common equivalent units outstanding	176,819	176,182

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2026	2025
Net income	$134,668	$88,608
Other comprehensive income (loss):
Effective portion of interest rate contracts	6,073	(13,276)
Amortization of interest rate contracts (1)	1,676	3,081
Other comprehensive income (loss)	7,749	(10,195)
Comprehensive income	142,417	78,413
Comprehensive income attributable to noncontrolling interests	(20,013)	(18,893)
Comprehensive income attributable to Boston Properties Limited Partnership	$122,404	$59,520
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2025	1,768	156,780	$4,230,155	$(12,921)	$1,970,949	$6,188,183	$1,272,719
Net activity from contributions and unearned compensation	4	74	2,888	—	—	2,888	23,016
Allocated net income for the period	—	—	103,238	—	19,869	123,107	11,561
Distributions	—	—	(111,073)	—	—	(111,073)	(13,281)
Conversion of redeemable partnership units	3	47	1,532	—	—	1,532	(1,532)
Adjustment to reflect redeemable partnership units at redemption value	—	—	259,700	—	—	259,700	(259,700)
Effective portion of interest rate contracts	—	—	—	5,462	—	5,462	611
Amortization of interest rate contracts	—	—	—	1,377	144	1,521	155
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(10)	—	13,934	13,924	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(22,610)	(22,610)	—
Equity, March 31, 2026	1,775	156,901	$4,486,430	$(6,082)	$1,982,286	$6,462,634	$1,033,549

Equity, December 31, 2024	1,762	156,413	$4,391,985	$(2,072)	$1,933,545	$6,323,458	$1,378,573
Net activity from contributions and unearned compensation	1	35	1,702	—	—	1,702	20,989
Allocated net income for the period	—	—	62,880	—	18,749	81,629	6,979
Distributions	—	—	(155,157)	—	—	(155,157)	(18,149)
Conversion of redeemable partnership units	4	108	3,676	—	—	3,676	(3,676)
Adjustment to reflect redeemable partnership units at redemption value	—	—	103,578	—	—	103,578	(103,578)
Effective portion of interest rate contracts	—	—	—	(11,950)	—	(11,950)	(1,326)
Amortization of interest rate contracts	—	—	—	2,643	144	2,787	294
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(281)	—	5,431	5,150	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(19,525)	(19,525)	—
Equity, March 31, 2025	1,767	156,556	$4,408,383	$(11,379)	$1,938,344	$6,335,348	$1,280,106

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$134,668	$88,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226,305	218,404
Amortization of right of use assets - operating leases	(123)	203
Amortization of sales type lease	(245)	(281)
Non-cash compensation expense	25,320	22,917
(Income) loss from unconsolidated joint ventures	(35,413)	2,139
Distributions of net cash flow from operations of unconsolidated joint ventures	10,335	17,053
Losses from investments in securities	566	365
Allowance for current expected credit losses	44	(23)
Non-cash portion of interest expense	8,021	9,257
Loss from early extinguishments of debt	—	338
Gains on sales of real estate	(13,402)	—
Loss on sales-type lease	—	2,490
Unrealized (gain) loss on non-real estate investments	(188)	483
Change in assets and liabilities:
Tenant and other receivables, net	1,261	1,903
Accrued rental income, net	(20,508)	(28,178)
Prepaid expenses and other assets	(79,190)	(73,910)
Lease liabilities - operating leases	(4,848)	(162)
Accounts payable and accrued expenses	(30,961)	(14,664)
Accrued interest payable	(1,277)	(7,660)
Other liabilities	(25,511)	(11,862)
Tenant leasing costs	(38,388)	(17,384)
Total adjustments	21,798	121,428
Net cash provided by operating activities	156,466	210,036
Cash flows from investing activities:
Construction in progress	(190,438)	(138,796)
Building, pre-development and other capital improvements	(30,765)	(57,395)
Tenant improvements	(67,095)	(60,338)
Proceeds from sales of real estate	124,661	—
Capital contributions to unconsolidated joint ventures	(43,167)	(52,611)
Capital distributions from unconsolidated joint ventures	183	—
Proceeds from sales of investments in unconsolidated joint ventures	214,733	—
Investment in non-real estate investments	(412)	(434)
Issuance of note receivables (including related party)	(3,849)	(600)
Investments in securities, net	1,976	1,031
Net cash provided by (used in) investing activities	5,827	(309,143)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,069)	(1,122)
Repayment / redemption of unsecured senior notes	(1,000,000)	(850,000)
Borrowings on unsecured line of credit	—	360,000

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2026	2025
Repayments of unsecured line of credit	—	(60,000)
Borrowings on unsecured term loans	—	700,000
Repayment of unsecured term loans	—	(700,000)
Payments on finance lease obligations	(3,452)	(3,344)
Borrowings on commercial paper program	2,923,011	1,287,523
Repayments on commercial paper program	(2,923,011)	(1,287,523)
Deferred financing costs	(113)	(14,102)
Net activity from equity transactions	(896)	(821)
Distributions	(124,089)	(173,118)
Contributions from noncontrolling interests in property partnerships	13,924	5,150
Distributions to noncontrolling interests in property partnerships	(22,610)	(19,525)
Net cash used in financing activities	(1,138,305)	(756,882)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(976,012)	(855,989)
Cash and cash equivalents and cash held in escrows, beginning of period	1,557,266	1,335,196
Cash and cash equivalents and cash held in escrows, end of period	$581,254	$479,207

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,478,206	$1,254,882
Cash held in escrows, beginning of period	79,060	80,314
Cash and cash equivalents and cash held in escrows, beginning of period	$1,557,266	$1,335,196

Cash and cash equivalents, end of period	$512,783	$398,126
Cash held in escrows, end of period	68,471	81,081
Cash and cash equivalents and cash held in escrows, end of period	$581,254	$479,207

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$161,391	$175,700
Interest capitalized	$16,490	$10,317

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(25,873)	$(20,549)
Change in real estate included in accounts payable and accrued expenses	$(9,163)	$15,198
Non-cash contributions from noncontrolling interests in property partnerships, net	$10	$281
Capitalized operating lease costs	$8,049	$7,548
Distributions declared but not paid	$124,018	$172,674
Conversions of redeemable partnership units to partners’ capital	$1,532	$3,676
Issuance of restricted securities to employees and non-employee directors	$45,481	$42,281

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at March 31, 2026, owned an approximate 89.4% (89.7% at December 31, 2025) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and it has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”), (2) 2013 - 2026 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”) and (3) 2025 outperformance plan awards (“2025 OPP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The measurement periods for the 2012 OPP Units and the 2013 - 2023 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2024 - 2026 MYLTIP Units and the 2025 OPP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2023 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2024 - 2026 MYLTIP Units and the 2025 OPP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2023 MYLTIP Units), whether vested or not, receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 9 and 13).
Properties
At March 31, 2026, the Company owned or had joint venture interests in a portfolio of 164 commercial real estate properties (the “Properties”) aggregating approximately 50.4 million rentable square feet of primarily office properties, including six properties under construction/redevelopment totaling approximately 3.4 million rentable square feet. At March 31, 2026, the Properties consisted of:
•143 office properties (including three properties under construction/redevelopment);
•14 retail properties;
•six residential properties (including three properties under construction); and
•one hotel.
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2025.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified 11 entities that are VIEs as of March 31, 2026 and has determined that it is the primary beneficiary for eight of these entities as of March 31, 2026.
Consolidated Variable Interest Entities
As of March 31, 2026, BXP has identified eight consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following six in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square, 601 Lexington Avenue, 300 Binney Street, Atlantic Wharf Office Building and 100 Federal Street and (ii) 290 Binney Street, which is currently under development.
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
Unconsolidated Variable Interest Entities
As of March 31, 2026, BXP has identified three unconsolidated joint venture entities that are classified as VIEs. The CAB 290 Coles Venture LLC, CAB 290 Coles Holdco LLC, and 17 Hartwell JV LLC joint ventures are VIEs because they do not have sufficient equity at risk. In addition, the Company does not consolidate the entities as it does not have the power to direct the activities that, when taken together, most significantly impact the VIEs’ performance and, therefore, the Company is not considered to be the primary beneficiary.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Because the Company’s valuations of its financial instruments are based on the Levels as defined in the Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”) and involve the use of estimates, the actual fair values of its financial instruments may differ materially from those estimates. In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.

At March 31, 2026 and December 31, 2025, the Company had $750.0 million outstanding under its unsecured commercial paper program. Due to their short-term maturity and stated interest rates that approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at March 31, 2026 and December 31, 2025.
The Company’s non-real estate investments are shown within Prepaid Expenses and Other Assets on the Consolidated Balance Sheets and were approximately $11.5 million and $10.9 million at March 31, 2026 and December 31, 2025, respectively. The non-real estate investments utilize net asset value as the practical expedient.
Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the Levels at which the Company’s non-recurring fair value financial instruments are categorized as defined in ASC 820, as well as the Company’s aggregate carrying value and corresponding estimate of fair value as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026		December 31, 2025
Level	Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 3	Related party note receivable, net	$31,447	$31,935	$28,346	$28,716
Level 3	Note receivable, net	10,071	10,591	9,373	9,858
Level 3	Sales-type lease receivable, net	15,921	13,955	15,672	13,911
	Total	$57,439	$56,481	$53,391	$52,485

Level 1	Unsecured senior notes, net (1)	$8,808,674	$8,415,599	$9,806,100	$9,554,844
Level 1	Unsecured exchangeable senior notes, net (1)	977,387	912,005	976,263	958,745
Level 1	Unsecured commercial paper	750,000	750,000	750,000	750,000
	Subtotal	$10,536,061	$10,077,604	$11,532,363	$11,263,589

Level 3	Mortgage notes payable, net	$4,280,639	$3,994,557	$4,280,067	$4,010,151
Level 3	Unsecured line of credit	—	—	—	—
Level 3	Unsecured term loan, net	797,309	796,446	797,053	805,687
	Subtotal	$5,077,948	$4,791,003	$5,077,120	$4,815,838
	Total	$15,614,009	$14,868,607	$16,609,483	$16,079,427
_______________
(1)If trading volume for the period is low, the valuation could be categorized as Level 2.
Recurring Fair Value - Derivatives
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

The following table presents the aggregate fair value of the Company’s interest rate swaps as of March 31, 2026 and December 31, 2025 (in thousands):

Fair value	March 31, 2026	December 31, 2025
Interest rate swaps	$(3,845)	$(8,283)
Recurring Fair Value - Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow each officer and non-employee director of BXP to defer a portion of the officer’s income and the non-employee director’s compensation, respectively, on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by the plan participant. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At March 31, 2026 and December 31, 2025, the Company had maintained approximately $41.9 million and $44.4 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized losses of approximately $0.6 million and $0.4 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended March 31, 2026 and March 31, 2025, respectively, primarily due to the observable change in fair value.
3. Real Estate
Real estate consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	BXP		BPLP
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Land	$5,222,387	$5,243,760	$5,129,873	$5,151,246
Right of use assets - finance leases	372,476	372,470	372,476	372,470
Right of use assets - operating leases	321,030	325,841	321,030	325,841
Land held for future development (1)	493,212	518,492	493,212	518,492
Buildings and improvements	16,873,371	16,908,060	16,608,403	16,643,092
Tenant improvements	4,107,082	4,042,150	4,107,082	4,042,150
Furniture, fixtures and equipment	53,367	54,160	53,367	54,160
Construction in progress	1,626,073	1,475,257	1,626,073	1,475,257
Total	29,068,998	28,940,190	28,711,516	28,582,708
Less: Accumulated depreciation	(8,170,334)	(8,040,311)	(8,034,990)	(7,906,629)
	$20,898,664	$20,899,879	$20,676,526	$20,676,079
_______________
(1)Includes pre-development costs.
Development
On January 16, 2026, the Company fully placed in-service Reston Next Retail, located in Reston, Virginia. Reston Next Retail is a retail development with approximately 30,000 net rentable square feet.

Dispositions
The following table represents the assets that were sold during the three months ended March 31, 2026 and the gains (losses) on sales of real estate recognized by each of BXP and BPLP (dollars in thousands):

				Gross Sale Price	Net Cash Proceeds (1)	Gain (Loss) on Sale (2)
Property	Location	Date Disposed	Square Feet			BXP	BPLP
Land:
North First Business Park (3)	San Jose, CA	January 14, 2026	191,000	$50,500	$49,437	$(229)	$(229)
Shady Grove Parcel 1 (3)	Rockville, MD	February 5, 2026	N/A	24,650	23,695	(744)	(744)
			191,000	75,150	73,132	(973)	(973)
Residential:
The Lofts at Atlantic Wharf (4)	Boston, MA	February 25, 2026	87,000	55,500	54,209	14,765	14,765
			87,000	55,500	54,209	14,765	14,765
Total Dispositions			278,000	$130,650	$127,341	$13,792	$13,792
_______________
(1)Excludes approximately $2.7 million of additional payment obligations related to sales that occurred in prior periods.
(2)Excludes approximately $0.3 million of loss in connection with the sale of the Company’s entire 50% ownership interest in the joint venture entity that owned Gateway Commons as a result of the Company's outstanding receivable balance for development and construction management fees that were forfeited (see Note 5), and $0.1 million of loss related to sales that occurred in prior periods.
(3)The Company had previously recognized impairment losses for these properties.
(4)The fair value of the real estate disposed exceeded the carrying value.
4. Leases
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three months ended March 31, 2026 and 2025 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
Lease Revenue	2026	2025
Fixed contractual payments	$654,667	$666,235
Variable lease payments	163,213	144,560
Sales-type lease revenue	276	307
	$818,156	$811,102

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2026 and December 31, 2025:

				Carrying Value of Investment (1)
Entity	Property	Nominal % Ownership		March 31, 2026	December 31, 2025
				(in thousands)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(2)	$28,768	$29,085
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(12,894)	(12,655)
501 K Street LLC	1001 6th Street	50.00%		45,826	45,724
Podium Venture LLC	The Hub on Causeway - Podium	50.00%		52,922	54,742
Residential Tower Developer LLC	Hub50House	50.00%		33,355	33,942
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,188	12,021
Office Venture LLC	100 Causeway Street	50.00%		49,104	48,924
1265 Main Office JV LLC	1265 Main Street	50.00%		2,977	3,091
BNY Tower Holdings LLC	Dock 72	50.00%	(3)	82,392	83,547
CA-Colorado Center, LLC	Colorado Center	50.00%		68,220	69,959
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%	(4)	—	47,144
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		108,394	109,451
Platform 16 Holdings LP	Platform 16	55.00%		58,613	58,561
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(4)	—	125,576
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%	(5)	84	272
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(6)	(2,772)	(2,557)
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(7)	100,534	104,778
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,273	14,506
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		80,016	74,747
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		22,215	21,995
CAB 290 Coles Venture LLC	290 Coles Street - Common Equity	19.46%	(8)	19,943	19,928
CAB 290 Coles Holdco LLC	290 Coles Street - Preferred Equity	—%	(8)(9)	61,460	30,362
17 Hartwell Avenue JV LLC	17 Hartwell Avenue	20.00%	(8)	13,022	10,567
				$838,640	$983,710
 _______________
(1)Investments with deficit balances aggregating approximately $16.1 million and $15.6 million at March 31, 2026 and December 31, 2025, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(3)This investment includes net equity balances from the amenity joint venture. The amenity joint venture had a deficit balance of approximately $0.4 million at March 31, 2026 and December 31, 2025.
(4)The Company sold its entire ownership interest during the three months ended March 31, 2026 (See “Dispositions” below in this Note 5.)
(5)The Company completed the sale of the property on September 17, 2025 and is in the process of dissolving this joint venture.
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
(8)This entity is a VIE (See Note 2).
(9)The Company agreed to fund up to $65.0 million of the required capital through its preferred equity investment. The Company’s preferred equity investment will earn and accrue a 13.0% internal rate of return (“IRR”) and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030.

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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
ASSETS
Real estate and development in process, net (1) (2)	$4,258,444	$4,786,058
Other assets (3)	616,427	672,776
Total assets	$4,874,871	$5,458,834
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,658,548	$2,905,065
Other liabilities (4)	159,592	189,125
Members’/Partners’ equity	2,056,731	2,364,644
Total liabilities and members’/partners’ equity	$4,874,871	$5,458,834
Company’s share of equity	$945,196	$1,084,806
Basis differentials (2) (5)	(106,556)	(101,096)
Carrying value of the Company’s investments in unconsolidated joint ventures (6)	$838,640	$983,710
_______________
(1)At March 31, 2026 and December 31, 2025, this amount included right of use assets - operating leases totaling approximately $17.6 million and $17.9 million, respectively.
(2)During the year ended December 31, 2025, the joint ventures that own Safeco Plaza and Gateway Commons recognized property-level impairment losses in accordance with ASC 360, “Property, Plant and Equipment”. In prior periods, the Company had impaired its equity method investments to the estimated fair values for these joint ventures; the amounts were recognized as basis differences.
(3)At March 31, 2026 and December 31, 2025, this amount included sales-type lease receivable, net totaling approximately $14.4 million.
(4)At March 31, 2026 and December 31, 2025, this amount included lease liabilities - operating leases totaling approximately $30.4 million and $30.5 million, respectively.
(5)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, impairments at the property level, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. During the year ended December 31, 2025, the joint ventures that own Gateway Commons and Safeco Plaza recognized property level impairments of approximately $425.8 million and $319.5 million, respectively. During the year ended December 31, 2025, the Company recognized an other-than-temporary impairment loss on its investment in Gateway Commons of approximately $145.1 million. The Company’s basis differentials include:

	March 31, 2026	December 31, 2025
Property	(in thousands)
Colorado Center	$132,063	$131,356
200 Fifth Avenue	47,766	48,289
Safeco Plaza	34,654	32,905
7750 Wisconsin Avenue	—	7,506
Gateway Commons	—	(700)
Dock 72	(87,370)	(88,420)
360 Park Avenue South	(110,805)	(110,815)
Platform 16	(142,671)	(142,677)
Other basis differentials	19,807	21,460
Total basis differentials	$(106,556)	$(101,096)
These basis differentials (excluding land, which is not depreciable) will be amortized over the remaining lives of the related assets and liabilities.

(6)Investments with deficit balances aggregating approximately $16.1 million and $15.6 million at March 31, 2026 and December 31, 2025, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
Total revenue (1)	$102,192	$130,687
Expenses
Operating	47,931	53,729
Transaction costs	8	170
Depreciation and amortization	31,872	42,379
Total expenses	79,811	96,278
Other income (expense)
Losses from early extinguishment of debt	—	(62)
Interest expense	(39,680)	(44,432)
Unrealized loss on derivative instruments	—	(8,325)
Loss on sale of real estate (2)	(2)	—
Net loss	$(17,301)	$(18,410)

Company’s share of net loss	$(6,866)	$(5,796)
Gains on sales of investments (3)	41,234	—
Basis differential (4)	1,045	3,657
Income (loss) from unconsolidated joint ventures	$35,413	$(2,139)
_______________
(1)Includes straight-line rent adjustments of approximately $0.5 million and $3.4 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Related to a sale that occurred in a prior period.
(3)During the three months ended March 31, 2026, the Company completed the sale of its entire 50% interest in each of Gateway Commons and 7750 Wisconsin Avenue (See “Dispositions” below).
(4)Includes depreciation and amortization of approximately $(1.0) million and $(1.4) million for the three months ended March 31, 2026 and 2025, respectively. Includes unrealized losses on derivative instruments of approximately $2.2 million for the three months ended March 31, 2025.
Dispositions
The following table represents the Company’s share of the investments that were sold during the three months ended March 31, 2026 and the gains on sales of investments recognized (dollars in thousands):

Property	Ownership Sold	Location	Date Disposed	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale
Gateway Commons (1)	50.00%	South San Francisco, CA	January 2, 2026	792,700	$150,000	$131,440	$6,394
7750 Wisconsin Avenue (2)	50.00%	Bethesda/Chevy Chase, MD	March 19, 2026	735,600	215,000	83,293	34,840
				1,528,300	$365,000	$214,733	$41,234
_______________
(1)The Company had previously recognized an other-than-temporary impairment loss on its investment.
(2)Gross sale price includes the partner’s assumption of the Company’s share of the mortgage note, which was $126.0 million.

6. Debt
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of March 31, 2026 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	2.750%	3.495%	$1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
10 Year Unsecured Senior Notes	5.750%	5.842%	850,000	January 15, 2035
Total principal			8,850,000
Less:
Net unamortized discount			7,786
Deferred financing costs, net			33,540
Total			$8,808,674
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
On February 2, 2026, BPLP repaid $1.0 billion in aggregate principal amount of its 3.650% senior notes due February 1, 2026, at par. The repayment was completed with available cash.
7. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of March 31, 2026, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not have any undesignated hedges during the three months ended March 31, 2026.
BPLP’s derivative contracts consisted of the following at March 31, 2026 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Other liabilities	$(3,843)
Interest Rate Swaps	300,000	April 7, 2025	April 6, 2026	3.678%	—	3.678%	Other liabilities	(2)
	$900,000							$(3,845)

The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss) (1)	$6,073	$(13,276)
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$1,676	$3,081
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—
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
The Company had letters of credit and performance obligations related to lender and development requirements that totaled approximately $32.5 million at March 31, 2026.
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
The Company has two mezzanine loan receivables with maximum commitments of $20.0 million and $50.0 million. As of March 31, 2026, the Company has funded approximately $10.2 million and $21.5 million, respectively, under the mezzanine loans.
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

Property Acquisition in New York City
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
On February 18, 2025, a Special Referee was appointed to determine damages for the Additional and Final Fee. The parties held a five-day hearing with the Special Referee during July and August 2025 before filing opening and post-trial briefs in September and October 2025. The Special Referee held an additional hearing in December 2025.
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
Brammer Bio MA, LLC
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
On May 16, 2024, Brammer’s motion for a preliminary injunction was denied by the trial court. Brammer subsequently appealed that decision, electing pursuant to Massachusetts civil procedure rules to petition for appeals to both a single justice of the Massachusetts Appeals Court and to a full appellate panel. On July 16, 2024, the single justice assigned to the appeal issued an order declining to rule on the substance of the appeal petition, deferring instead to the full appellate panel. On August 12, 2025, the clerk of the Massachusetts Appeals Court completed the procedural steps that were necessary in order for Brammer’s appeal to be heard before the full appellate panel. The parties have completed the briefing process, and the anticipated hearing date is likely to take place sometime in the second quarter of 2026. The remainder of the case continues to proceed in the trial court on the standard litigation timeline.
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
New York Police Department Paid Detail Program
The Company is a named defendant in an alleged collective and class action wage and hour lawsuit filed on behalf of certain individuals who provided off-duty, uniformed security services at the Company’s buildings in New York City pursuant to the New York Police Department’s Paid Detail Program. In addition to the Company, the plaintiffs also named as defendants more than ninety (90) other companies. The plaintiffs filed the lawsuit in the United States District Court for the Southern District of New York on January 23, 2025, and brought the claims under the Fair Labor Standards Act, the New York Labor Law and the Freelance Isn’t Free Act. The plaintiffs subsequently filed a first amended complaint and a second amended complaint on February 13, 2025 and February 24, 2025, respectively. On December 15, 2025, the plaintiffs filed a motion for leave to file a Third Amended Complaint, which sought to add approximately eighty-five (85) new defendants to the lawsuit. By court order on February 6, 2026, the court directed the plaintiffs to file the Third Amended Complaint by March 11, 2026 as the operative pleading. The plaintiffs filed the Third Amended Complaint on or about March 11, 2026 and proceeded to serve the Third Amended Complaint on the new defendants to be added to the lawsuit by the court-ordered deadline of April 10, 2026. Consistent with the prior complaints, the Third Amended Complaint alleges that the plaintiffs were not paid certain wages owed to them or were not paid in a timely manner and that the plaintiffs did not receive certain wage payment notices required by law. Pursuant to the current schedule under the court’s February 6, 2026 order, the defendants must answer, move or otherwise respond to the Third Amended Complaint by July 9, 2026. If motions are made in lieu of an answer, the briefing period will run through January 6, 2027. The Company has not yet filed a responsive pleading and discovery has not yet commenced. As a result, the Company is unable to estimate a range of loss for which losses are reasonably possible. Although the Company believes it has meritorious defenses to the claims and intends to defend against them vigorously, there can be no assurance that the Company will prevail in the lawsuit.
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2026, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2024 MYLTIP Units	2025 MYLTIP Units	2026 MYLTIP Units	2025 OPP Units
15,675,504	3,111,708	330,479	354,940	458,393	711,864
__________
(1)Includes 792,017 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2023 (i.e., 2012 OPP and 2013 - 2023 MYLTIP awards).
Noncontrolling Interest—Common Units
During the three months ended March 31, 2026, 49,365 OP Units were presented by the holders for redemption (including an aggregate of 12,349 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At March 31, 2026, BPLP had outstanding the 2024 - 2026 MYLTIP Units and the 2025 OPP Units. Prior to the end of the respective performance period for each plan, holders of LTIP Units issued pursuant to these awards are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an LTIP Unit, but will not be entitled to receive any special distributions. After the performance period for each plan has ended, (1) the number of LTIP Units, both vested and unvested, that the MYLTIP Unit or 2025 OPP Unit recipients, as applicable, have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an LTIP Unit and (2) the Company will make a “catch-up” payment on the LTIP Units that are ultimately earned, if any, in an amount equal to the regular and special dividends, if any, declared during the respective performance period on a number of shares of Common Stock equal to the number of 2024 - 2026 MYLTIP Units or 2025 OPP Units that are earned, less the distributions actually paid during the performance period of each respective award, which (a) for the earned 2024 - 2026 MYLTIP Units will be payable in the form of cash and (b) for the earned 2025 OPP Units will be in the form of additional earned 2025 OPP Units, provided that if the total number of earned 2025 OPP Units would exceed the total number of 2025 OPP Units granted, then such excess shall be paid in cash.
The following table shows the results for the 2023 MYLTIP awards (after giving effect to employee separation) at the end of its respective three-year measurement period (Aggregate value is shown in millions):

	Measurement Date	Final Payout as a % of Target	Aggregate Value	Forfeited Units
2023 MYLTIP Awards	February 6, 2026	95%	$9.9	168,717
The following table presents BPLP’s distributions on the OP Units, LTIP Units, MYLTIP Units and 2025 OPP Units paid or declared in 2026 and during the three months ended March 31, 2025:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit and 2025 OPP Units
March 31, 2026	April 30, 2026	$0.70	$0.070
December 31, 2025	January 29, 2026	$0.70	$0.070
March 31, 2025	April 30, 2025	$0.98	$0.098
December 31, 2024	January 30, 2025	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. Based on the last reported price of a share of Common Stock on the New York Stock Exchange of $51.90 per share on March 31, 2026, the value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2023 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at March 31, 2026 was approximately $1.0 billion.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $2.0 billion at March 31, 2026 and December 31, 2025, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
10. Stockholders’ Equity / Partners’ Capital
As of March 31, 2026, BXP had 158,675,963 shares of Common Stock outstanding.
As of March 31, 2026, BXP owned 1,774,632 general partnership units and 156,901,331 limited partnership units in BPLP.
On March 6, 2026, BXP renewed and increased the size of its “at the market” (“ATM”) stock offering program. Pursuant to the ATM program, BXP may sell from time to time up to an aggregate of $1.0 billion of its Common Stock through sales agents over a three-year period. Under the ATM stock offering program, BXP may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its Common Stock on a forward basis. This program replaced BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on May 17, 2026. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of Common Stock have been issued under this ATM stock offering program.
During the three months ended March 31, 2026, BXP issued 49,365 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2026 and during the three months ended March 31, 2025:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 31, 2026	April 30, 2026	$0.70	$0.70
December 31, 2025	January 29, 2026	$0.70	$0.70
March 31, 2025	April 30, 2025	$0.98	$0.98
December 31, 2024	January 30, 2025	$0.98	$0.98
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
Asset information by segment is not reported because the Company and the CODMs are not provided with the segment asset information and therefore do not use this measure to assess performance or allocate resources. Asset values for the Company’s properties are reported in the Consolidated Balance Sheets at historical cost, which may not reflect current market values. Therefore, depreciation and amortization expense is not allocated among segments. The following are not included in the Company’s share of NOI as they are not necessarily linked to the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level: development and management services revenue, direct reimbursements of payroll and related costs from management services contracts, income (loss) from unconsolidated joint ventures, gains on sales of real estate, interest and other income (loss), unrealized gain (loss) on non-real estate investments, corporate general and administrative expense, payroll and related costs from management services contracts, transaction costs, depreciation and amortization expense, loss on sales-type lease, losses from investments in securities, loss from early extinguishment of debt, interest expense and net income attributable to noncontrolling interests. The Company’s share of NOI presented may not be comparable to what is reported by other REITs or real estate companies that define NOI differently.
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

The following tables present reconciliations of the Company’s share of NOI to Net Income Attributable to BXP, Inc. and Net Income Attributable to Boston Properties Limited Partnership for the three months ended March 31, 2026 and 2025.
BXP

	Three months ended March 31,
	2026	2025
	(in thousands)
Company’s share of NOI	$476,667	$494,778
Add:
Development and management services revenue	9,207	9,775
Direct reimbursements of payroll and related costs from management services contracts	4,870	4,499
Income (loss) from unconsolidated joint ventures	35,413	(2,139)
Gains on sales of real estate	13,402	—
Interest and other income (loss)	8,885	7,750
Unrealized gain (loss) on non-real estate investments	188	(483)
Net operating income attributable to noncontrolling interests in property partnerships	51,710	49,702
Less:
General and administrative expense	59,341	52,284
Payroll and related costs from management services contracts	4,870	4,499
Transaction costs	129	768
Depreciation and amortization expense	227,967	220,107
Loss on sales-type lease	—	2,490
Net operating income from unconsolidated joint ventures	22,370	32,682
Losses from investments in securities	566	365
Loss from early extinguishment of debt	—	338
Interest expense	152,093	163,444
Net income	133,006	86,905
Less:
Noncontrolling interests in property partnerships	19,869	18,749
Noncontrolling interest—common units of the Operating Partnership	11,561	6,979
Net income attributable to BXP, Inc.	$101,576	$61,177

BPLP

	Three months ended March 31,
	2026	2025
	(in thousands)
Company’s share of NOI	$476,667	$494,778
Add:
Development and management services revenue	9,207	9,775
Direct reimbursements of payroll and related costs from management services contracts	4,870	4,499
Income (loss) from unconsolidated joint ventures	35,413	(2,139)
Gains on sales of real estate	13,402	—
Interest and other income (loss)	8,885	7,750
Unrealized gain (loss) on non-real estate investments	188	(483)
Net operating income attributable to noncontrolling interests in property partnerships	51,710	49,702
Less:
General and administrative expense	59,341	52,284
Payroll and related costs from management services contracts	4,870	4,499
Transaction costs	129	768
Depreciation and amortization expense	226,305	218,404
Loss on sales-type lease	—	2,490
Net operating income from unconsolidated joint ventures	22,370	32,682
Losses from investments in securities	566	365
Loss from early extinguishment of debt	—	338
Interest expense	152,093	163,444
Net income	134,668	88,608
Less:
Noncontrolling interests in property partnerships	19,869	18,749
Net income attributable to Boston Properties Limited Partnership	$114,799	$69,859
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
	(in thousands)
Revenue	$872,148	$865,215
Less:
Development and management services	9,207	9,775
Direct reimbursements of payroll and related costs from management services contracts	4,870	4,499
Total rental revenue	$858,071	$850,941
The following tables present the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the three months ended March 31, 2026 and 2025 (dollars in thousands).

For the three months ended March 31, 2026:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$301,636	$16,532	$267,837	$127,067	$11,020	$120,426	$844,518
Residential	872	—	—	3,580	—	—	4,452
Hotel	9,101	—	—	—	—	—	9,101
Total	311,609	16,532	267,837	130,647	11,020	120,426	858,071
% of Grand Totals	36.32%	1.93%	31.21%	15.23%	1.28%	14.03%	100.00%
Rental Expenses:
Office	123,747	6,414	118,460	49,243	3,368	40,640	341,872
Residential	655	—	—	1,555	—	—	2,210
Hotel	7,982	—	—	—	—	—	7,982
Total	132,384	6,414	118,460	50,798	3,368	40,640	352,064
% of Grand Totals	37.60%	1.82%	33.65%	14.43%	0.96%	11.54%	100.00%
Net operating income	$179,225	$10,118	$149,377	$79,849	$7,652	$79,786	$506,007
% of Grand Totals	35.42%	2.00%	29.52%	15.78%	1.51%	15.77%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(16,055)	—	(35,655)	—	—	—	(51,710)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	8,762	6,803	788	(529)	1,834	4,712	22,370
Company’s share of net operating income	$171,932	$16,921	$114,510	$79,320	$9,486	$84,498	$476,667
% of Grand Totals	36.07%	3.55%	24.02%	16.64%	1.99%	17.73%	100.00%

For the three months ended March 31, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$305,289	$17,165	$263,425	$125,808	$11,991	$105,318	$828,996
Residential	4,129	—	—	3,503	—	4,716	12,348
Hotel	9,597	—	—	—	—	—	9,597
Total	319,015	17,165	263,425	129,311	11,991	110,034	850,941
% of Grand Totals	37.48%	2.02%	30.96%	15.20%	1.41%	12.93%	100.00%
Rental Expenses:
Office	116,885	6,496	109,961	48,552	2,996	40,791	325,681
Residential	1,808	—	—	2,140	—	1,949	5,897
Hotel	7,565	—	—	—	—	—	7,565
Total	126,258	6,496	109,961	50,692	2,996	42,740	339,143
% of Grand Totals	37.23%	1.92%	32.42%	14.95%	0.88%	12.60%	100.00%
Net operating income	$192,757	$10,669	$153,464	$78,619	$8,995	$67,294	$511,798
% of Grand Totals	37.66%	2.08%	29.99%	15.36%	1.76%	13.15%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(15,301)	—	(34,401)	—	—	—	(49,702)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,451	7,352	3,513	4,581	2,257	6,528	32,682
Company’s share of net operating income	$185,907	$18,021	$122,576	$83,200	$11,252	$73,822	$494,778
% of Grand Totals	37.58%	3.64%	24.77%	16.82%	2.27%	14.92%	100.00%
12. Earnings Per Share / Common Unit
The following table provides a reconciliation of both the net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership and the number of common shares / units used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to BXP, Inc. or net income attributable to Boston Properties Limited Partnership by the weighted-average number of common shares / units outstanding during the period.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS using the two-class method. Participating securities are included in the computation of diluted EPS using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2023 MYLTIP Units required, and the 2024 - 2026 MYLTIP Units and 2025 OPP Units require, the Company to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including restricted common stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

The following tables calculate BXP and BPLP’s earnings per share / unit for the three months ended March 31, 2026 and 2025.
BXP

	Three months ended March 31,
	2026	2025
Computation of Basic and Diluted Earnings Per Share:	(amounts presented in thousands, except per share data)
Net income attributable to BXP, Inc.	$101,576	$61,177
Allocation of undistributed earnings to participating securities	—	—
Net income attributable to BXP, Inc. - basic	101,576	61,177
Effect of Dilutive Securities:
Stock Based Compensation	—	—
Net income attributable to BXP, Inc. - diluted	$101,576	$61,177

Weighted average common shares outstanding	158,555	158,202
Allocation of undistributed earnings to participating securities	—	—
Weighted average common shares outstanding - basic	158,555	158,202
Effect of Dilutive Securities:
Stock Based Compensation (1)	501	430
Weighted average common shares outstanding - diluted	159,056	158,632

Net income attributable to BXP, Inc. - basic earnings per share	$0.64	$0.39
Net income attributable to BXP, Inc. - diluted earnings per share	$0.64	$0.39

_______________
(1)During the three months ended March 31, 2026 and 2025, there were approximately 1,117,298 and 665,381 unvested performance-based restricted common stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

BPLP

	Three months ended March 31,
	2026	2025
Computation of Basic and Diluted Earnings Per Unit:	(amounts presented in thousands, except per unit data)
Net income attributable to Boston Properties Limited Partnership	$114,799	$69,859
Allocation of undistributed earnings to participating securities	—	—
Net income attributable to Boston Properties Limited Partnership - basic	114,799	69,859
Effect of Dilutive Securities:
Stock Based Compensation	—	—
Net income attributable to Boston Properties Limited Partnership - diluted	$114,799	$69,859

Weighted average common units outstanding	176,318	175,752
Allocation of undistributed earnings to participating securities	—	—
Weighted average common units outstanding - basic	176,318	175,752
Effect of Dilutive Securities:
Stock Based Compensation (1)	501	430
Weighted average common units outstanding - diluted	176,819	176,182

Net income attributable to Boston Properties Limited Partnership basic earnings per unit	$0.65	$0.40
Net income attributable to Boston Properties Limited Partnership diluted earnings per unit	$0.65	$0.40

Redeemable common units included in weighted average common units	17,763	17,550
_______________
(1)During the three months ended March 31, 2026 and 2025, there were approximately 1,117,298 and 665,381 unvested performance-based restricted common stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the period.
13. Stock Option and Incentive Plan
2026 MYLTIP
On February 3, 2026, BXP’s Compensation Committee approved the 2026 Multi-Year Long-Term Incentive Program (the “2026 MYLTIP”) awards under the BXP, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. The 2026 MYLTIP awards consist of three components. Two of the components are each weighted 40% and utilize BXP’s TSR and BXP’s diluted Funds from Operations (“FFO”) per share growth, respectively, over a three-year measurement period as market condition and performance metrics, respectively, and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 458,393 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 229,195 LTIP Units. Under ASC 718 “Compensation – Stock Compensation” (“ASC 718”), the 2026 MYLTIP awards have an aggregate value of approximately $14.6 million.
2023 MYLTIP Measurement Period Results
The following table shows the results for the 2023 MYLTIP awards (after giving effect to employee separations) at the end of its respective three-year measurement period (Aggregate value is shown in millions):

	Measurement Date	Final Payout as a % of Target	Aggregate Value	Forfeited Units
2023 MYLTIP Awards	February 6, 2026	95%	$9.9	168,717

Issuances (Restricted Stock, LTIP Units and MYLTIP Units)
The following table shows information for restricted common stock issued by BXP, Inc. and LTIP Units and 2026 MYLTIP Units that were issued by BPLP during the three months ended March 31, 2026 (Value is shown in millions):

Issuance	Shares / Units	Value
Restricted Common Stock (1)	91,942	$5.9
LTIP Units (2) (3)	431,092	$24.9
2026 MYLTIP Units (2)	458,393	$14.6
______________
(1)The value is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange.
(2)The grantees paid $0.25 per LTIP Unit and 2026 MYLTIP Unit.
(3)When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. LTIP Units granted were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718.
A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Because the 2012 OPP Units, 2025 OPP Units and 2013 - 2026 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted common stock, LTIP Units, OPP Units and MYLTIP Units was approximately $26.0 million and $23.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. At March 31, 2026, there was (1) an aggregate of approximately $37.2 million of unrecognized compensation expense related to unvested restricted common stock and LTIP Units and (2) an aggregate of approximately $34.7 million of unrecognized compensation expense related to unvested 2024 - 2026 MYLTIP Units and 2025 OPP Units that is expected to be recognized over a weighted-average period of approximately 3.2 years.
14. Subsequent Events
On April 17, 2026, the Company completed the sale of Kingstowne Retail located in Alexandria, Virginia for a gross sale price of $19.7 million. Kingstowne Retail is a retail property with approximately 88,000 net rentable square feet.

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
Investors are also urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including the risks and uncertainties described in (i) our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025 including those described under the caption
“Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Quarterly Report on Form 10-Q in Part II, Item 1A, if any.
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
Overview
BXP is one of the largest publicly traded office REITs (based on total market capitalization as of March 31, 2026) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
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
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 90% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of March 31, 2026, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of March 31, 2026, our CBD assets were 89.9% occupied and 93.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
As of March 31, 2026, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.6 years, and (2) our 20 largest clients, based on square feet, was approximately 9.1 years. Through year-end 2027, we have relatively low exposure to contractual lease expirations with approximately 6.3% of our share of the square footage of our in-service portfolio expiring.
During the first quarter of 2026, BXP continued to successfully execute on the multi-year strategic action plan introduced at our September 2025 Investor Day. The action plan focuses on earnings growth, which we expect will be achieved through a combination of increased occupancy and development deliveries, and reducing leverage through asset sales and retention of cash flow. Our progress reflects steady advancement across these key priorities.
Growth in Funds from Operations (“FFO”) per share depends in large part on the success of our leasing activity. Leasing momentum remained strong during the first quarter of 2026, as we signed leases for more than 1.1 million square feet.
Consistent with the strategic asset sales plan outlined at our September 2025 Investor Day, BXP has generated approximately $1.2 billion of aggregate net proceeds from completed asset sales through May 1, 2026, including approximately $358.1 million in 2026, further enhancing balance sheet flexibility and supporting our capital needs and strategic priorities.
During the first quarter, we completed the sales of North First Business Park in San Jose, CA, a land parcel in Rockville, MD, The Lofts at Atlantic Wharf in Boston, MA, and BXP’s ownership interest in each of Gateway Commons in South San Francisco, CA and 7750 Wisconsin Avenue in Bethesda, MD. The aggregate gross sales price of these residential, land and non-strategic office sales totaled approximately $495.7 million, resulting in net proceeds of approximately $339.0 million and gains on sales of real estate and our investment in joint ventures of approximately $54.7 million, in each case based on BXP’s share.
Outlook
Leasing conditions across BXP’s portfolio remain constructive, supported by continued client demand in premier office locations and tangible progress in leasing execution. Leasing activity has been increasingly concentrated in our highest‑quality, well‑located CBD assets, including Midtown Manhattan, the Back Bay of Boston, Reston Town Center, and select submarkets in San Francisco, where tightening availability and improving demand dynamics are translating into meaningful leasing momentum. Demand has also broadened in certain West Coast markets, particularly within South of Market San Francisco and Santa Monica, reflecting renewed interest from expanding and relocating clients.

Looking ahead, leasing for vacant space in our in-service buildings and coverage of near‑term lease expirations are expected to be the primary drivers of occupancy and same‑store revenue growth. We have a manageable level of remaining 2026 expirations, a growing pipeline of active negotiations, and a meaningful volume of executed leases scheduled to commence this year. Together, these factors provide increased visibility into continued occupancy improvement and support our expectation of achieving year‑end 2026 occupancy targets consistent with those outlined at our September 2025 Investor Day.
On the supply side, new office construction has effectively slowed to a halt across most of our markets, which we expect will result in improved long‑term supply‑demand fundamentals and reinforcement of the relative competitiveness of institutional, well‑amenitized assets. Capital markets sentiment toward the office sector has continued to improve, as reflected in increasing private market transaction activity and greater availability of both debt and equity capital at more attractive pricing. This backdrop is expected to support our leasing momentum, facilitate orderly execution of strategic asset sales, and enable continued capital recycling initiatives throughout 2026.
Leasing Activity and Occupancy
Although all of the markets in which we operate still need consistent incremental absorption to constitute a macro recovery, we continue to see pockets of strength where low availability is driving constructive client behavior. As clients choose financially sound premier workplaces with building owners that are committed to their properties for the long term and are operated by the best property management teams, we expect to continue to be successful in gaining market share.
In the first quarter of 2026, we executed 68 leases totaling more than 1.1 million square feet with a weighted-average lease term of approximately 8.7 years.
At March 31, 2026, BXP’s total in-service portfolio occupancy was 87.4%, an increase of 70 basis points from the fourth quarter of 2025. Total portfolio leased percentage was 90.9% (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP), an increase of 150 basis points from the fourth quarter of 2025. The spread between leased and occupied square footage has grown to 350 basis points, representing approximately 1.6 million square feet of leases yet to commence, of which approximately 91% is expected to commence throughout 2026, consistent with the trajectory outlined at our Investor Day in September 2025.
An overview of the leasing activity in each of our regions for the three months ended March 31, 2026 is set forth in the table below. Amounts shown are in square feet, except for percentages, and include 100% of the unconsolidated joint venture properties.

	Leases executed (1)
Region	Total	Second generation space vacant < 2 Year (2)	Change in second generation cash rents, net (3)	Occupancy	Leased (4)
Boston	282,070	219,261	(2.13)%	92.4%	94.3%
Los Angeles	17,709	17,709	(47.58)%	87.2%	88.5%
New York	353,759	212,085	(9.49)%	84.4%	91.1%
San Francisco	181,642	152,812	15.43%	79.7%	82.9%
Seattle	39,703	28,798	2.05%	80.7%	82.3%
Washington, DC	274,009	209,585	(7.63)%	90.6%	92.7%
Total / Weighted Average	1,148,892	840,250	(3.18)%	87.4%	90.9%

1st generation leases (5)	194,751
2nd generation leases with new clients (2)	954,141
Leases executed during the period, in square feet (1)	1,148,892
Second generation leasing information: (2)
Weighted Average Lease Term	96 Months
Weighted Average Free Rent Period	187 Days
Total Transaction Costs Per Square Foot (6)	$114.11
Lease costs per year of term	$14.26

__________________
(1)Represents leases executed during the three months ended March 31, 2026 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development.
(2)Second generation leases are defined as leases for in-service spaces that have previously been leased.
(3)Represents the increase (decrease) in net rent (gross rent less operating expenses) under the new leases versus expired leases on the 840,250 square feet of second generation leases that had been occupied within the 24 months preceding the execution of the new leases; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis. The calculation for the increase (decrease) of gross rent is based on current quarter expenses.
(4)Represents signed leases for which lease revenue recognition has commenced in accordance with GAAP and signed leases for vacant space with future commencement dates.
(5)First generation leases are defined as leases for development and redevelopment space that have not previously been leased.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
The table below details the vacancy activity in our portfolio, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the three months ended March 31, 2026:

Three months ended March 31, 2026
(Square Feet)
Vacant space available at the beginning of the period	6,342,127
Vacant space from property dispositions/properties taken out of service (1)	(389,363)
Vacant space from properties placed (and partially placed) in-service (2)	30,284
Leases expiring or terminated during the period	2,190,499
Total space available for lease	8,173,547
1st generation leases (3)	120,757
2nd generation leases with new clients (4)	794,173
2nd generation lease renewals (4)	1,501,848
Total leases commenced during the period (5)	2,416,778
Vacant space available for lease at the end of the period	5,756,769
 __________________
(1)Total square feet from property dispositions during the three months ended March 31, 2026 consists of 260,762 square feet at Gateway Commons and 79,382 square feet at North First Business Park. Total square feet from properties taken out of service during the three months ended March 31, 2026 consists of 49,219 square feet at Santa Monica Business Park.
(2)Total square feet from properties placed in service during the three months ended March 31, 2026 consists of 30,284 square feet at Reston Next Retail.
(3)First generation leases are defined as leases for development and redevelopment spaces that have not previously been leased.
(4)Second generation leases are defined as leases for in-service spaces that have previously been leased.
(5)Leases for 302,194 square feet were signed during the three months ended March 31, 2026.
Investment Activity
In 2025, BXP commenced vertical construction on 343 Madison Avenue in New York City, New York. 343 Madison Avenue will be a highly amenitized, sustainably designed, 46-story, 930,000 square foot premier workplace located on one of the most desirable office development sites in Manhattan with direct access to Grand Central Station. BXP is currently in active negotiations for additional leases, that, if executed, are expected to increase pre-leasing at the property to approximately 56%. As of May 1, 2026, the project was 29% pre-leased.

BXP anticipates placing 290 Binney Street, a 573,000 square foot, state-of-the-art life sciences building located in Cambridge, Massachusetts within the Kendall Square submarket, into service in the second quarter of 2026. The property is 100% pre-leased to AstraZeneca.
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
Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting estimates. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2025.
Results of Operations
At March 31, 2026 and 2025, we owned or had joint venture interests in a portfolio of 164 and 185 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three months ended March 31, 2026 and 2025 shows separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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
NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, losses from investments in securities, loss on sales-type lease, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investments, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Gains on sales of real estate, impairment losses and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of limited partnership interest of BPLP (“OP Units”). This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in gains on sales of real estate, impairment losses and depreciation expense upon the sale of these properties. For additional information see the Explanatory Note that immediately follows the cover page of this Quarterly Report on Form 10-Q.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership increased approximately $40.4 million and $44.9 million, respectively, for the three months ended March 31, 2026 compared to 2025, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the three months ended March 31, 2026 and 2025. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 41.

BXP

	Three months ended March 31,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$101,576	$61,177	$40,399	66.04%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	11,561	6,979	4,582	65.65%
Noncontrolling interests in property partnerships	19,869	18,749	1,120	5.97%
Net Income	133,006	86,905	46,101	53.05%
Other Expenses:
Add:
Interest expense	152,093	163,444	(11,351)	(6.94)%
Loss from early extinguishment of debt	—	338	(338)	(100.00)%
Losses from investments in securities	566	365	201	55.07%
Loss on sales-type lease	—	2,490	(2,490)	(100.00)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	188	(483)	671	138.92%
Interest and other income (loss)	8,885	7,750	1,135	14.65%
Gains on sales of real estate	13,402	—	13,402	100.00%
Income (loss) from unconsolidated joint ventures	35,413	(2,139)	37,552	1,755.59%
Other Expenses:
Add:
Depreciation and amortization expense	227,967	220,107	7,860	3.57%
Transaction costs	129	768	(639)	(83.20)%
Payroll and related costs from management services contracts	4,870	4,499	371	8.25%
General and administrative expense	59,341	52,284	7,057	13.50%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,870	4,499	371	8.25%
Development and management services revenue	9,207	9,775	(568)	(5.81)%
Net Operating Income (“NOI”)	$506,007	$511,798	$(5,791)	(1.13)%

BPLP

	Three months ended March 31,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$114,799	$69,859	$44,940	64.33%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	19,869	18,749	1,120	5.97%
Net Income	134,668	88,608	46,060	51.98%
Other Expenses:
Add:
Interest expense	152,093	163,444	(11,351)	(6.94)%
Loss from early extinguishment of debt	—	338	(338)	(100.00)%
Losses from investments in securities	566	365	201	55.07%
Loss on sales-type lease	—	2,490	(2,490)	(100.00)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	188	(483)	671	138.92%
Interest and other income (loss)	8,885	7,750	1,135	14.65%
Gains on sales of real estate	13,402	—	13,402	100.00%
Income (loss) from unconsolidated joint ventures	35,413	(2,139)	37,552	1,755.59%
Other Expenses:
Add:
Depreciation and amortization expense	226,305	218,404	7,901	3.62%
Transaction costs	129	768	(639)	(83.20)%
Payroll and related costs from management services contracts	4,870	4,499	371	8.25%
General and administrative expense	59,341	52,284	7,057	13.50%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,870	4,499	371	8.25%
Development and management services revenue	9,207	9,775	(568)	(5.81)%
Net Operating Income (“NOI”)	$506,007	$511,798	$(5,791)	(1.13)%
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 139 properties totaling approximately 40.8 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2025 and owned and in-service through March 31, 2026. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2025 or disposed of on or prior to March 31, 2026. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2026 and 2025 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold. We did not acquire any properties during the three months ended March 31, 2026 and 2025.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2026	2025	Increase/ (Decrease)	% Change	2026	2025	2026	2025	2026	2025	2026	2025	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$796,523	$784,099	$12,424	1.58%	$1,555	$88	$2,899	$8,631	$77	$5,982	$801,054	$798,800	$2,254	0.28%
Termination Income	12,828	246	12,582	5,114.63%	—	—	—	—	—	—	12,828	246	12,582	5,114.63%
Lease Revenue	809,351	784,345	25,006	3.19%	1,555	88	2,899	8,631	77	5,982	813,882	799,046	14,836	1.86%
Parking and Other Revenue	30,498	29,285	1,213	4.14%	—	—	138	576	—	89	30,636	29,950	686	2.29%
Total Rental Revenue (1)	839,849	813,630	26,219	3.22%	1,555	88	3,037	9,207	77	6,071	844,518	828,996	15,522	1.87%
Real Estate Operating Expenses	335,016	316,171	18,845	5.96%	990	457	5,806	5,973	60	3,080	341,872	325,681	16,191	4.97%
Net Operating Income (Loss), Excluding Residential and Hotel	504,833	497,459	7,374	1.48%	565	(369)	(2,769)	3,234	17	2,991	502,646	503,315	(669)	(0.13)%
Residential Net Operating Income (2)	1,922	1,363	559	41.01%	—	—	—	—	320	5,088	2,242	6,451	(4,209)	(65.25)%
Hotel Net Operating Income (2)	1,119	2,032	(913)	(44.93)%	—	—	—	—	—	—	1,119	2,032	(913)	(44.93)%
Net Operating Income (Loss)	$507,874	$500,854	$7,020	1.40%	$565	$(369)	$(2,769)	$3,234	$337	$8,079	$506,007	$511,798	$(5,791)	(1.13)%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 41. Residential Net Operating Income for the three months ended March 31, 2026 and 2025 is comprised of Residential Revenue of $4,452 and $12,348 less Residential Expenses of $2,210 and $5,897, respectively. Hotel Net Operating Income for the three months ended March 31, 2026 and 2025 is comprised of Hotel Revenue of $9,101 and $9,597 less Hotel Expenses of $7,982 and $7,565, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $12.4 million for the three months ended March 31, 2026 compared to 2025. The increase resulted from our average revenue per square foot increasing by approximately $0.86, contributing approximately $7.7 million, and our average occupancy increasing from 88.3% to 88.9%, contributing approximately $4.7 million.
Termination Income
Termination income increased by approximately $12.6 million for the three months ended March 31, 2026 compared to 2025.
Termination income for the three months ended March 31, 2026 and 2025 related to seven and two clients, respectively, across the Same Property Portfolio and totaled approximately $12.8 million and $0.2 million, respectively.
Parking and Other Revenue
Parking and other revenue increased by approximately $1.2 million for the three months ended March 31, 2026 compared to 2025. Parking revenue increased by approximately $1.3 million, partially offset by a decrease in other revenue of approximately $0.1 million. The increase in parking revenue was primarily due to an increase in transient parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $18.8 million, or 6.0%, for the three months ended March 31, 2026 compared to 2025, primarily due to increases in (1) utilities and roads/grounds/security expenses of approximately $9.7 million, or 14.7%, and (2) real estate operating expenses of approximately $9.1 million, or 3.7%. The increase in utilities and roads/grounds/security expenses was primarily attributable to colder temperatures and increased snow removal during the three months ended March 31, 2026 compared to 2025.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2025 and March 31, 2026.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2026	2025	Change	2026	2025	Change
				(dollars in thousands)
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	$420	$57	$363	$220	$53	$167
Reston Next Retail	First Quarter, 2025	First Quarter, 2026	30,284	—	—	—	56	13	43
1050 Winter Street	Second Quarter, 2025	Third Quarter, 2025	162,274	1,135	31	1,104	714	391	323
			279,187	$1,555	$88	$1,467	$990	$457	$533
Properties In or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2025 and March 31, 2026.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name (1)		Square Feet	2026	2025	Change	2026	2025	Change
			(dollars in thousands)
Lexington Office Park	March 31, 2023	167,000	$299	$211	$88	$682	$569	$113
1000 & 1100 Winter Street	December 31, 2025	567,000	1,365	3,870	(2,505)	2,469	2,263	206
Kingstowne One	September 30, 2024	154,000	590	412	178	319	391	(72)
Reservoir Place (2)	March 31, 2025	361,000	43	1,875	(1,832)	991	1,244	(253)
Santa Monica Business Park (3)	March 31, 2026	260,000	740	2,839	(2,099)	1,345	1,506	(161)
		1,509,000	$3,037	$9,207	$(6,170)	$5,806	$5,973	$(167)
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
(3)This portion of Santa Monica Business Park is comprised of two buildings, 2850 Ocean Park and 2800 28th Street.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2025 and March 31, 2026.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Square Feet	2026	2025	Change	2026	2025	Change
			(dollars in thousands)
Land
17 Hartwell Avenue	June 27, 2025	30,000	$—	$(4)	$4	$—	$117	$(117)
Almaden Boulevard	October 17, 2025	N/A	—	90	(90)	—	124	(124)
Land Parcels at Broad Run	December 1, 2025	N/A	—	—	—	—	13	(13)
3625 Peterson Way	December 11, 2025	N/A	—	614	(614)	—	283	(283)
North First Business Park	January 14, 2026	191,000	77	663	(586)	61	486	(425)
Shady Grove Parcel 1	February 5, 2026	N/A	—	—	—	(1)	82	(83)
Total Land		221,000	77	1,363	(1,286)	60	1,105	(1,045)

Residential
Proto Kendall Square	December 18, 2025	166,700	—	3,005	(3,005)	—	1,143	(1,143)
Signature at Reston Town Center	December 19, 2025	517,800	—	4,716	(4,716)	—	1,949	(1,949)
The Lofts at Atlantic Wharf	February 25, 2026	87,000	863	1,124	(261)	543	665	(122)
Total Residential		771,500	863	8,845	(7,982)	543	3,757	(3,214)

Non-Strategic Office:
140 Kendrick Street	December 17, 2025	409,200	—	4,708	(4,708)	—	1,975	(1,975)
Total Non-Strategic Office		409,200	—	4,708	(4,708)	—	1,975	(1,975)
		1,401,700	$940	$14,916	$(13,976)	$603	$6,837	$(6,234)
Residential Net Operating Income
Net operating income for our residential same property increased by approximately $0.6 million for the three months ended March 31, 2026 compared to 2025.
The following reflects our occupancy and rate information for our residential same property for the three months ended March 31, 2026 and 2025.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)
San Francisco	$3,086	$3,115	(0.9)%	$3.92	$3.93	(0.3)%	91.7%	90.6%	1.2%	90.1%	89.2%	1.0%
_______________
(1)Average Monthly Rental Rate is calculated as the average of the quotients obtained by dividing (A) rental revenue as determined in accordance with GAAP, by (B) the number of occupied units, for each month within the applicable fiscal period.
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had Net Operating Income of approximately $1.1 million for the three months ended March 31, 2026, representing a decrease of approximately $0.9 million compared to the three months ended March 31, 2025.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2026 and 2025.

	2026	2025	Change (%)
Occupancy	73.7%	74.9%	(1.6)%
Average daily rate	$259.22	$258.17	0.4%
REVPAR	$191.02	$193.36	(1.2)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $0.6 million for the three months ended March 31, 2026 compared to 2025. Management services revenue decreased by approximately $1.1 million, partially offset by development services revenue increasing by approximately $0.5 million. The decrease in management services revenue primarily related to a leasing commission earned from an unconsolidated joint venture in New York City in 2025 that did not recur in 2026. The increase in development services revenue was primarily related to an increase in fees associated with tenant improvement projects.
General and Administrative Expense
General and administrative expense increased by approximately $7.1 million for the three months ended March 31, 2026 compared to 2025 primarily due to increases in compensation expense of approximately $6.1 million and approximately $1.0 million increase in other general and administrative expenses. The increase in compensation expense includes an approximately $2.9 million non-cash increase related to the December 2025 issuance of the 2025 Outperformance Plan Awards (“2025 OPP Units”) offset by an approximately $0.2 million decrease in the value of our deferred compensation plan. The increase in other general and administrative expenses is primarily due to an increase in state and local taxes.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2026 and 2025 were approximately $4.1 million and $4.4 million, respectively. These costs are not included in the general and administrative expenses discussed above.

Transaction Costs
Transaction costs decreased by approximately $0.6 million for the three months ended March 31, 2026 compared to 2025. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $7.9 million for the three months ended March 31, 2026 compared to 2025, for BXP and BPLP, as detailed below (in thousands).

Portfolio	BXP			BPLP
	2026	2025	Change	2026	2025	Change
Same Property Portfolio	$224,576	$212,994	$11,582	$222,914	$211,291	$11,623
Properties Placed In-Service Portfolio	595	223	372	595	223	372
Properties in or Held for Development or Redevelopment Portfolio	2,556	2,649	(93)	2,556	2,649	(93)
Properties Sold Portfolio	240	4,241	(4,001)	240	4,241	(4,001)
	$227,967	$220,107	$7,860	$226,305	$218,404	$7,901
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the three months ended March 31, 2026 compared to 2025, income (loss) from unconsolidated joint ventures increased by approximately $37.6 million primarily due to the approximately $41.2 million gain on sales of investments realized in connection with the sales of 7750 Wisconsin Avenue and Gateway Commons during the three months ended March 31, 2026 (See Note 5 to the Consolidated Financial Statements).
Gains on Sales of Real Estate
The following table represents the assets that were sold during the three months ended March 31, 2026 and the gains (losses) on sales of real estate recognized by each of BXP and BPLP (dollars in thousands). During the three months ended March 31, 2025, there were no assets sold. For additional information on these sales, refer to Note 3 to the Consolidated Financial Statements.

				Gain (Loss) on Sale (1)
Property	Location	Date Disposed	Square Feet	BXP	BPLP
Land:
North First Business Park (2)	San Jose, CA	January 14, 2026	191,000	$(229)	$(229)
Shady Grove Parcel 1 (2)	Rockville, MD	February 5, 2026	N/A	(744)	(744)
			191,000	(973)	(973)
Residential:
The Lofts at Atlantic Wharf (3)	Boston, MA	February 25, 2026	87,000	14,765	14,765
			87,000	14,765	14,765
Total Dispositions			278,000	$13,792	$13,792
_______________
(1)Excludes approximately $0.3 million of loss in connection with the sale of our entire 50% ownership interest in the joint venture entity that owned Gateway Commons as a result of our outstanding receivable balance for development and construction management fees that were forfeited (see Note 5 to the Consolidated Financial Statements), and $0.1 million of loss related to sales that occurred in prior periods.
(2)We had previously recognized impairment losses for these properties.

(3)The fair value of the real estate disposed exceeded the carrying value.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $1.1 million for the three months ended March 31, 2026 compared to 2025, due primarily to a reserve related to the unpaid default interest on one of our related party notes receivable during the three months ended March 31, 2025 of approximately $3.0 million, partially offset by a decrease in our outstanding cash balances and corresponding lower interest income.
Losses from Investments in Securities
Losses from investments in securities for the three months ended March 31, 2026 and 2025 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2026 and 2025, we recognized losses of approximately $0.6 million and $0.4 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $0.6 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the three months ended March 31, 2026 and 2025, we recognized an unrealized gain (loss) of approximately $0.2 million and $(0.5) million, respectively, due to the observable changes in the fair value of the investments.
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
Loss From Early Extinguishment of Debt
On March 28, 2025, BPLP amended and restated its revolving credit agreement (“2025 Credit Facility”). As a result of the amendment and restatement, during the three months ended March 31, 2025, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs.

Interest Expense
Interest expense decreased by approximately $11.4 million for the three months ended March 31, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2026 compared to March 31, 2025
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025	$5,000
Unsecured commercial paper	1,696
Amortization expense of financing fees	1,023
Other interest expense (excluding senior notes)	63
Total increases to interest expense	7,782
Decreases to interest expense due to:
Increase in capitalized interest related to development projects	(6,174)
Repayment of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on February 2, 2026	(6,138)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net (1)	(3,884)
Mortgage loan financings (1)	(1,685)
Repayment of $850 million in aggregate principal of 3.200% senior notes due 2025 on January 15, 2025	(1,058)
Decrease in interest due to finance leases	(194)
Total decreases to interest expense	(19,133)
Total change in interest expense	$(11,351)
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended March 31, 2026 and 2025 was approximately $16.5 million and $10.3 million, respectively. These costs are not included in the interest expense referenced above.
At March 31, 2026, our variable rate debt consisted of (1) BPLP’s $2.95 billion 2025 Credit Facility and (2) BPLP’s $750.0 million unsecured commercial paper program (“Commercial Paper Program”). The 2025 Credit Facility consists of (1) a revolving line of credit (the “Revolving Facility”) of $2.25 billion and (2) an unsecured term loan facility (the “Term Loan Facility”) of $700.0 million. As of March 31, 2026, there were $700.0 million and $750.0 million outstanding under the 2025 Credit Facility and Commercial Paper Program, respectively.
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
For a summary of our consolidated debt as of March 31, 2026 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $1.1 million for the three months ended March 31, 2026 compared to 2025, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2026	2025	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$3,108	$2,583	$525
7 Times Square	3,115	3,102	13
601 Lexington Avenue	2,622	2,582	40
100 Federal Street	3,088	2,761	327
Atlantic Wharf Office Building	4,248	3,840	408
343 Madison Avenue (1)	—	(4)	4
300 Binney Street	3,571	3,522	49
290 Binney Street (2)	117	363	(246)
	$19,869	$18,749	$1,120
_______________
(1)On August 27, 2025, we acquired our partner’s 45% ownership interest.
(2)Property is currently in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $4.6 million for the three months ended March 31, 2026 compared to 2025 primarily due to an increase in allocable income, which was the result of recognizing greater gains on sales of real estate during 2026. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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
We draw on multiple financing sources to fund our long-term capital needs. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness, fund short-term development costs and for working capital. We also use BPLP’s Revolving Facility to backstop the Commercial Paper Program. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the source of financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is funded and owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.
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
Balance Sheet & Financing Activity
As of May 1, 2026, we had available cash of approximately $464.0 million (of which approximately $120.2 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.5 billion available under BPLP’s Revolving Facility (after deducting the $750.0 million being used as a backstop for the Commercial Paper Program) as of May 1, 2026, and our available cash are sufficient to fund our near-term capital needs on existing development and redevelopment projects, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements (see “REIT Tax Distribution Considerations” below) and still allow us to act opportunistically on attractive investment opportunities.
From January 1, 2025 through May 1, 2026, we completed 17 sales transactions of which our share of the aggregate gross sales price was approximately $1.5 billion and our share of the net proceeds was approximately $1.2 billion.
We may seek to enhance our liquidity to fund our current and future development activity, pursue attractive investment opportunities and refinance or repay indebtedness. Depending on then-current interest rates, the overall conditions in the public and private debt and equity markets, and our existing and expected leverage at the time, we may decide to access one or more of these capital sources. Doing so may result in greater cash and cash equivalents pending our use of the proceeds.
On March 6, 2026, BXP renewed and increased the size of its “at the market” (“ATM”) stock offering program to $1.0 billion (See Note 10 to the Consolidated Financial Statements). We have not sold any shares under the ATM equity offering program.
Construction & Redevelopment Activities
As of March 31, 2026, we have six properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $3.7 billion, of which approximately $2.3 billion remained to be invested as of March 31, 2026. The commercial space in the pipeline, which excludes residential units, was approximately 61% pre-leased as of May 1, 2026.

The following table presents information on properties under construction/redevelopment as of March 31, 2026 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at March 31, 2026 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
725 12th Street (Redevelopment)	Q4 2030	Washington, DC	1	320,000	$97,519	$349,600	$—	$—	$252,081	87%
343 Madison Avenue	Q2 2031	New York, NY	1	930,000	346,101	1,971,000	—	—	1,624,899	29%
Total Office Properties under Construction/Redevelopment			2	1,250,000	443,620	2,320,600	—	—	1,876,980	44%

Laboratory/Life Sciences
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	379,970	508,000	—	—	128,030	100%	(6)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			1	573,000	379,970	508,000	—	—	128,030	100%

Residential (7)
17 Hartwell Avenue (312 units) (20% ownership)	Q2 2028	Lexington, MA	1	347,000	14,645	35,900	19,747	—	1,508	—%
17 Hartwell Avenue - Retail			—	2,100	—	—	—	—	—	—%
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	490,000	322,118	597,800	—	—	275,682	—%
121 Broadway Street - Retail			—	1,550	—	—	—	—	—	—%
290 Coles Street (670 Units) (19.46% ownership)	Q3 2029	Jersey City, NJ	1	693,000	20,906	88,700	56,400	—	11,394	—%	(8)
290 Coles Street - Retail			—	13,000	—	—	—	—	—	—%
Total Residential Properties under Construction			3	1,546,650	357,669	722,400	76,147	—	288,584	—%

Total Properties under Construction/Redevelopment			6	3,369,650	$1,181,259	$3,551,000	$76,147	$—	$2,293,594	61%	(9)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflects our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2026.
(3)Includes approximately $102.4 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $102.4 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of May 1, 2026, including leases with future commencement dates.
(6)The Estimated Total Investment reflects our 55% share of joint venture costs related to 290 Binney Street.  In addition, we have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third-party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $133.1 million for the vault as of March 31, 2026.
(7)Residential Projects are shown in gross square feet beginning first quarter 2026.
(8)On March 5, 2025, we acquired a 19.46% interest in 290 Coles Street. The budget represents our 19.46% ownership of the project budget and financings which includes our share of preferred equity. We contributed $20.0 million of common equity at closing. In addition, we committed to provide up to $65.0 million in preferred equity accruing at a 13.0% internal rate of return. As of March 31, 2026, approximately $60.0 million of preferred equity has been contributed.
(9)Percentage leased excludes residential units.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $581.3 million and $479.2 million at March 31, 2026 and 2025, respectively, representing an increase of approximately $102.0 million. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$156,466	$210,036	$(53,570)
Net cash provided by (used in) investing activities	5,827	(309,143)	314,970
Net cash used in financing activities	(1,138,305)	(756,882)	(381,423)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.6 years as of March 31, 2026, with occupancy rates historically in the range of approximately 86% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash is provided by investing activities from sales of real estate and sales of investments in unconsolidated joint ventures. Cash provided by (used in) investing activities for the three months ended March 31, 2026 and March 31, 2025 is detailed below:

	Three months ended March 31,
	2026	2025
	(in thousands)
Construction in progress (1)	$(190,438)	$(138,796)
Building, pre-development and other capital improvements (2)	(30,765)	(57,395)
Tenant improvements	(67,095)	(60,338)
Proceeds from sales of real estate (3)	124,661	—
Capital contributions to unconsolidated joint ventures (4)	(43,167)	(52,611)
Capital distributions from unconsolidated joint ventures	183	—
Proceeds from sales of investments in unconsolidated joint ventures (5)	214,733	—
Investment in non-real estate investments	(412)	(434)
Issuance of note receivables (including related party)	(3,849)	(600)
Investments in securities, net	1,976	1,031
Net cash provided by (used in) investing activities	$5,827	$(309,143)
Cash provided by (used in) investing activities changed primarily due to the following:
(1)Construction in progress for the three months ended March 31, 2026 included ongoing expenditures associated with Reston Next Retail which was fully placed in-service during the three months ended March 31, 2026. In addition, we incurred costs associated with our continued development/redevelopment of 290 Binney Street, 121 Broadway Street, 725 12th Street and 343 Madison Avenue.
Construction in progress for the three months ended March 31, 2025 included ongoing expenditures associated with Reston Next Office Phase II and Reston Next Retail, which were partially placed in-service during the three months ended March 31, 2025. In addition, we incurred costs associated with our continued development/redevelopment of 290 Binney Street, 121 Broadway Street, 725 12th Street and 1050 Winter Street.
(2)Building, pre-development and other capital improvements for the three months ended March 31, 2025 included approximately $18.0 million of pre-development expenditures associated with the 343 Madison Avenue project. Beginning July 31, 2025, costs associated with the continued development of 343 Madison Avenue are included within construction in progress.
(3)Proceeds from sales of real estate for the three months ended March 31, 2026 was primarily from three transactions (See Note 3 to the Consolidated Financial Statements).
(4)Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2026 consisted primarily of cash contributions of approximately $30.3 million and $6.1 million to our 290 Coles Street and 200 Fifth Avenue joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2025 consisted primarily of cash contributions of approximately $21.2 million, $20.0 million and $6.2 million to our 751 Gateway, 290 Coles Street and 360 Park Avenue South joint ventures, respectively. On March 5, 2025, we entered into a new joint venture for the development of 290 Coles Street.
(5)Proceeds from sales of investments in unconsolidated joint ventures for the three months ended March 31, 2026 was primarily from two transactions (See Note 5 to the Consolidated Financial Statements).
Cash used in financing activities for the three months ended March 31, 2026 totaled approximately $1.1 billion. This amount consisted primarily of the repayment of BPLP’s $1.0 billion in aggregate principal amount of its 3.650% unsecured senior notes due February 1, 2026 and the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Debt.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	March 31, 2026
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	158,676	158,676	$8,235,284
Common Operating Partnership Units	18,787	18,787	975,045	(2)
Total Equity		177,463	$9,210,329

Consolidated Debt			$15,614,009
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,098,382
Subtract:
Partners’ share of Consolidated Debt (4)			1,364,858
BXP’s Share of Debt			$15,347,533

Consolidated Market Capitalization			$24,824,338
BXP’s Share of Market Capitalization			$24,557,862
Consolidated Debt/Consolidated Market Capitalization			62.90%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			62.50%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on March 31, 2026 of $51.90.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2023 MYLTIP Units but excludes the 2024 - 2026 MYLTIP Units and 2025 OPP Units because the performance periods had not ended as of March 31, 2026).
(3)See page 62 for additional information.
(4)See page 60 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 31, 2026, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
(i)     the number of outstanding shares of common stock of BXP,
(ii)     the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),
(iii)     the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and
(iv)     the number of OP Units issuable upon conversion of 2012 OPP Units, and 2013 - 2023 MYLTIP Units that were issued in the form of LTIP Units.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of 2012 and 2025 OPP Units or MYLTIP Units unless and until certain performance thresholds are achieved and they are earned. Because their performance periods have not yet ended, the 2024 - 2026 MYLTIP Units and 2025 OPP Units are not included in this calculation as of March 31, 2026.
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
Debt
The following table summarizes certain information with respect to our indebtedness outstanding as of March 31, 2026 and 2025 (dollars in thousands).

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	3/31/2026	3/31/2025
Unsecured Senior Notes (2)
Unsecured Senior Notes (3)	3.650%	3.766%	February 1, 2026	N/A	$1,000,000
Unsecured Senior Notes	2.750%	3.495%	October 1, 2026	$1,000,000	1,000,000
Unsecured Senior Notes	6.750%	6.924%	December 1, 2027	750,000	750,000
Unsecured Senior Notes	4.500%	4.628%	December 1, 2028	1,000,000	1,000,000
Unsecured Senior Notes	3.400%	3.505%	June 21, 2029	850,000	850,000
Unsecured Senior Notes	2.900%	2.984%	March 15, 2030	700,000	700,000
Unsecured Senior Notes	3.250%	3.343%	January 30, 2031	1,250,000	1,250,000
Unsecured Senior Notes	2.550%	2.671%	April 1, 2032	850,000	850,000
Unsecured Senior Notes	2.450%	2.524%	October 1, 2033	850,000	850,000
Unsecured Senior Notes	6.500%	6.619%	January 15, 2034	750,000	750,000
Unsecured Senior Notes	5.750%	5.842%	January 15, 2035	850,000	850,000
Total Principal Amount				8,850,000	9,850,000
Less: Unamortized discount and deferred financing costs, net				41,326	52,176
Carrying Amount				8,808,674	9,797,824

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	3/31/2026	3/31/2025
Unsecured Exchangeable Senior Notes	2.000%	2.496%	October 1, 2030	1,000,000	N/A
Less: Unamortized deferred financing costs				22,613	N/A
Carrying Amount				977,387	N/A

Unsecured Commercial Paper (4)	4.01%	4.02%	Various	750,000	500,000
Unsecured Line of Credit (Revolving Credit Facility) (5)	—%	—%	March 29, 2030	—	300,000

Unsecured Term Loans
2024 Unsecured Term Loan (6)	4.73%	4.88%	September 26, 2026	100,000	100,000
Unsecured Term Loan Facility (7)	4.62%	4.75%	March 30, 2029	700,000	700,000
Total Principal Amount				800,000	800,000
Less: Deferred financing costs and fair value adjustments, net				2,691	3,842
Carrying Amount				797,309	796,158

Mortgage Notes
767 Fifth Avenue (the General Motors Building) (60% ownership) (2)(8)	3.43%	3.64%	June 9, 2027	2,300,000	2,300,000
Santa Monica Business Park (2)(9)	5.28%	5.40%	October 8, 2028	200,000	200,000
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage) (2)(10)	6.04%	6.27%	October 26, 2028	600,000	600,000
901 New York Avenue (11)	5.00%	5.06%	January 5, 2029	196,994	201,191
601 Lexington Avenue (55% ownership) (2)	2.79%	2.93%	January 9, 2032	1,000,000	1,000,000
Total Principal Amount				4,296,994	4,301,191
Less: Deferred financing costs and fair value adjustments, net				16,355	23,481
Carrying Amount				4,280,639	4,277,710

Total Consolidated Debt				$15,614,009	$15,671,692
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
(3)These unsecured senior notes were repaid at maturity, see Note 6 to the Consolidated Financial Statements.
(4)At March 31, 2026, the weighted average interest rate of the commercial paper notes outstanding was approximately 4.10% per annum, and they had a weighted-average maturity of 40 days from the date of issuance. At May 1, 2026, BPLP had an aggregate of $750.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.12% per annum and had a weighted-average maturity of 42 days, from the date of issuance.
(5)The unsecured line of credit bears interest at a variable rate of SOFR+0.85% per annum. The 2025 Credit Facility is used as a backstop for the $750.0 million Commercial Paper Program. As such, BPLP intends to maintain, at a minimum, availability under the unsecured line of credit in an amount equal to the amount of unsecured commercial paper notes outstanding. The table below provides the principal indebtedness outstanding and remaining capacity under the unsecured line of credit at March 31, 2026 and May 1, 2026 (dollars in thousands).

		March 31, 2026		May 1, 2026
	Facility	Outstanding	Remaining Capacity	Outstanding	Remaining Capacity
Unsecured Line of Credit	$2,250,000	$—	$2,250,000	$—	$2,250,000
Less:
Unsecured Commercial Paper			750,000		750,000
Letters of Credit			5,253		1,253
Total Remaining Capacity			$1,494,747		$1,498,747
(6)The 2024 Unsecured Term Loan bears interest at a variable rate of SOFR+1.05% per annum. BPLP entered into an interest rate swap contract to fix SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. We did not purchase a new interest rate swap contract. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.05% per annum. The 2024 Unsecured Term Loan has two one-year extension options, subject to certain conditions.
(7)The Unsecured Term Loan Facility bears interest at a variable rate of SOFR+0.95% per annum and has two, six-month extension options, each subject to customary conditions.
(8)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2026, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(9)The mortgage loan bears interest at a variable rate of Daily Simple SOFR+1.60% per annum. BPLP entered into an interest rate swap contract to fix Daily Simple SOFR at a weighted-average fixed interest rate of 3.6775% per annum for the period commencing on April 7, 2025 and ending on April 6, 2026. We did not purchase a new interest rate swap contract. Stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 1.60% per annum.
(10)The mortgage loan bears interest at a variable rate of Daily Compounded SOFR+2.25% per annum. BPLP entered into three interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028. The stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 2.25% per annum.
(11)The loan has a one-year extension option remaining, subject to certain conditions.
The following table lists our mortgage notes, net outstanding and our partners’ share, based on their respective ownership percentage, from our consolidated joint ventures as of March 31, 2026 (dollars in thousands).

	Carrying Amount
Properties	100%	Partners’ Share
Wholly-owned
901 New York Avenue	$196,645	N/A
Santa Monica Business Park	199,364	N/A
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	596,549	N/A
Subtotal	992,558	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building) (60% ownership) (1)	2,295,866	$918,361
601 Lexington Avenue (55% ownership)	992,215	446,497
Subtotal	3,288,081	1,364,858
Total	$4,280,639	$1,364,858
_______________
(1)The partners’ share of the carrying amount has been adjusted for basis differentials.

The table below provides the debt statistics of our outstanding consolidated indebtedness at March 31, 2026 and March 31, 2025.

	March 31, 2026				March 31, 2025
		Weighted Average				Weighted Average
	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)
Floating Rate Debt (2)	9.27%	4.30%	4.37%	1.5	9.55%	5.12%	5.19%	2.9
Fixed Rate Debt (3)	90.73%	3.86%	4.00%	4.0	90.45%	3.95%	4.12%	4.6
Consolidated Debt	100.00%	3.90%	4.04%	3.7	100.00%	4.06%	4.22%	4.5

Unsecured Debt	72.58%	3.94%	4.06%	4.2	72.70%	4.18%	4.29%	4.8
Secured Debt	27.42%	3.80%	3.99%	2.6	27.30%	3.75%	4.05%	3.6
Consolidated Debt	100.00%	3.90%	4.04%	3.7	100.00%	4.06%	4.22%	4.5
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any and excluding capped calls classified as equity) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)The unsecured commercial paper notes are included in our floating rate debt statistics. At March 31, 2026, the unsecured commercial paper notes outstanding bore a weighted-average interest rate of approximately 4.10% per annum and had a weighted-average maturity of 40 days from the date of issuance.
(3)The Fixed Rate Debt includes the effects of hedging transactions.
Derivative Instruments and Hedging Activities
As of March 31, 2026, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $(3.8) million, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from approximately 19% to approximately 71%. Thirteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2026, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.7 billion (of which our proportionate share is approximately $1.1 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2026. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.17%	6.49%	Term SOFR+2.50%	$220,000	$(1,053)	$218,947	$155,693	(2)(3)(4)	December 13, 2027
1265 Main Street	50.00%	3.77%	3.84%	N/A	32,447	(160)	32,287	16,144		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(240)	549,760	274,880	(2)	August 9, 2027
The Hub on Causeway - Podium & 100 Causeway Street	50.00%	5.73%	5.94%	N/A	465,000	(4,773)	460,227	230,113	(2)	April 9, 2031
Hub50House	50.00%	4.43%	4.51%	SOFR+1.35%	185,000	(848)	184,152	92,076	(2)(5)	June 17, 2032
Safeco Plaza	33.67%	4.82%	6.21%	SOFR+2.32%	250,000	(143)	249,857	84,127	(2)(6)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(51)	104,949	31,473	(2)(7)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR+1.41%	596,511	(4,454)	592,057	154,296	(8)	November 24, 2028
3 Hudson Boulevard	25.00%	8.92%	10.73%	Term SOFR+5.25%	108,000	(3,128)	104,872	26,218	(2)(3)(9)(10)	November 9, 2027
3 Hudson Boulevard	25.00%	10.92%	10.92%	Term SOFR+7.25%	21,493	—	21,493	5,373	(2)(3)(9)	November 9, 2027
Skymark - Reston Next Residential	20.00%	5.67%	5.99%	SOFR+2.00%	140,000	(53)	139,947	27,989	(2)(3)(11)	May 13, 2026
17 Hartwell Avenue	20.00%	6.75%	6.87%	N/A	—	—	—	—	(2)(12)	July 10, 2030
290 Coles Street	19.46%	N/A	N/A	Term SOFR+2.50%	—	—	—	—	(2)(3)(13)	March 5, 2029
Total					$2,673,451	$(14,903)	$2,658,548	$1,098,382
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
(4)The joint venture entered into an interest rate cap agreement to cap Term SOFR rate at 5.00% per annum on a notional amount of $220.0 million through January 15, 2027.

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
(9)The indebtedness consists of (x) a $108.0 million senior loan with a third-party lender and (y) a mezzanine loan provided by us with a maximum commitment of $50.0 million. As of March 31, 2026, we have funded approximately $21.5 million of the mezzanine loan. The loan is reflected as Related Party Notes Receivable, Net on our Consolidated Balance Sheets.
(10)The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the Term SOFR rate to a cap of 6.00% per annum on a notional amount of $108.0 million through November 9, 2027.
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

BXP
The following table presents a reconciliation of net income attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net income attributable to BXP, Inc.	$101,576	$61,177
Add:
Noncontrolling interest—common units of the Operating Partnership	11,561	6,979
Noncontrolling interests in property partnerships	19,869	18,749
Net income	133,006	86,905
Add:
Depreciation and amortization	227,967	220,107
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,871)	(20,464)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	13,506	17,327
Corporate-related depreciation and amortization	(567)	(716)
Non-real estate depreciation and amortization	2,131	2,130
Loss on sales-type lease	—	2,490
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	41,233	—
Gains on sales of real estate	13,402	—
Unrealized gain (loss) on non-real estate investments	188	(483)
Noncontrolling interests in property partnerships	19,869	18,749
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	280,480	289,513
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	28,244	28,922
Funds from Operations attributable to BXP, Inc.	$252,236	$260,591
Our percentage share of Funds from Operations—basic	89.93%	90.01%
Weighted average shares outstanding—basic	158,555	158,202

The following tables present a reconciliation of net income attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net income attributable to BXP, Inc.	$101,576	$61,177
Add:
Noncontrolling interest—common units of the Operating Partnership	11,561	6,979
Noncontrolling interests in property partnerships	19,869	18,749
Net income	133,006	86,905
Add:
Depreciation and amortization	227,967	220,107
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,871)	(20,464)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	13,506	17,327
Corporate-related depreciation and amortization	(567)	(716)
Non-real estate depreciation and amortization	2,131	2,130
Loss on sales-type lease	—	2,490
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	41,233	—
Gains on sales of real estate	13,402	—
Unrealized gain (loss) on non-real estate investments	188	(483)
Noncontrolling interests in property partnerships	19,869	18,749
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	280,480	289,513
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	280,480	289,513
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	28,188	28,835
Diluted FFO attributable to BXP, Inc. (1)	$252,292	$260,678
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.95% and 90.04% for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025
	shares/units (in thousands)
Basic Funds from Operations	176,318	175,752
Effect of Dilutive Securities:
Stock based compensation	501	430
Diluted Funds from Operations	176,819	176,182
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,763	17,550
Diluted Funds from Operations attributable to BXP, Inc. (1)	159,056	158,632
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.95% and 90.04% for the three months ended March 31, 2026 and 2025, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$114,799	$69,859
Add:
Noncontrolling interests in property partnerships	19,869	18,749
Net income	134,668	88,608
Add:
Depreciation and amortization	226,305	218,404
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,871)	(20,464)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	13,506	17,327
Corporate-related depreciation and amortization	(567)	(716)
Non-real estate depreciation and amortization	2,131	2,130
Loss on sales-type lease	—	2,490
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	41,233	—
Gains on sales of real estate	13,402	—
Unrealized gain (loss) on non-real estate investments	188	(483)
Noncontrolling interests in property partnerships	19,869	18,749
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$280,480	$289,513
Weighted average shares outstanding—basic	176,318	175,752
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2023 MYLTIP Units).

The following tables present a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$114,799	$69,859
Add:
Noncontrolling interests in property partnerships	19,869	18,749
Net income	134,668	88,608
Add:
Depreciation and amortization	226,305	218,404
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(20,871)	(20,464)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	13,506	17,327
Corporate-related depreciation and amortization	(567)	(716)
Non-real estate depreciation and amortization	2,131	2,130
Loss on sales-type lease	—	2,490
Less:
Gain on sale / consolidation included within income (loss) from unconsolidated joint ventures	41,233	—
Gains on sales of real estate	13,402	—
Unrealized gain (loss) on non-real estate investments	188	(483)
Noncontrolling interests in property partnerships	19,869	18,749
Funds from Operations attributable to Boston Properties Limited Partnership (1)	280,480	289,513
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$280,480	$289,513
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2023 MYLTIP Units).

	Three months ended March 31,
	2026	2025
	shares/units (in thousands)
Basic Funds from Operations	176,318	175,752
Effect of Dilutive Securities:
Stock based compensation	501	430
Diluted Funds from Operations	176,819	176,182
Material Cash Commitments
We have various service contracts with vendors related to our property management. In addition, we enter into other contracts in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the three months ended March 31, 2026, we paid approximately $105.5 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended March 31, 2026, we and our unconsolidated joint venture partners incurred approximately $108.9 million of new tenant-related obligations associated with approximately 1.0 million square feet of second generation leases, or approximately $114 per square foot. During the three months ended

March 31, 2026, we signed approximately 194,800 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, of which one of the most significant is a change in interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair values of our debt obligations are affected by changes in the market interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rate, increases in interest rates can result in increased interest expense under our 2025 Credit Facility, 2024 Unsecured Term Loan, Commercial Paper Program, certain mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy clients in order to achieve the most favorable construction and permanent financing terms.
As of March 31, 2026, approximately $13.3 billion of our indebtedness bore interest at fixed rates, and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.3 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $750.0 million of borrowings under the Commercial Paper Program, and approximately $800.0 million of secured debt. However, we have entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts). Therefore, as of March 31, 2026, we effectively had approximately $1.4 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of March 31, 2026.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, including interest rate swaps, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures — Secured Debt.”

	2026	2027	2028	2029	2030	2031+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(438)	$2,301,591	$3,340	$182,961	$(1,348)	$998,620	$3,484,726	$3,205,070
GAAP Average Interest Rate	5.06%	3.64%	5.06%	5.06%	—%	2.93%	3.52%
Variable Rate	(1,196)	(1,596)	798,705	—	—	—	795,913	789,487
Subtotal	$(1,634)	$2,299,995	$802,045	$182,961	$(1,348)	$998,620	$4,280,639	$3,994,557
	Unsecured debt, net
Fixed Rate	$989,159	$736,714	$987,919	$839,543	$691,710	$5,541,016	$9,786,061	$9,327,604
GAAP Average Interest Rate	3.50%	6.92%	4.63%	3.51%	2.70%	4.07%	4.00%
Variable Rate	849,271	(874)	(877)	699,789	—	—	1,547,309	1,546,446
Subtotal	$1,838,430	$735,840	$987,042	$1,539,332	$691,710	$5,541,016	$11,333,370	$10,874,050
Total Debt	$1,836,796	$3,035,835	$1,789,087	$1,722,293	$690,362	$6,539,636	$15,614,009	$14,868,607
At March 31, 2026, the weighted-average stated interest rate on the fixed rate debt stated above was 3.73% per annum. At March 31, 2026, our outstanding variable rate debt totaled approximately $2.3 billion, of which $900.0 million was subject to interest rate swaps. At March 31, 2026, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 4.85% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.9 million for the three months ended March 31, 2026.
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
ITEM 4—Controls and Procedures.
BXP, Inc.
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of BXP, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, BXP, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2026, that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
Boston Properties Limited Partnership
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of BXP, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of BXP, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. Information regarding legal proceedings is incorporated herein by reference to Note 8 to the Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A—Risk Factors.
Except to the extent updated below or to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.
BXP, Inc.
(a)During the three months ended March 31, 2026, BXP issued an aggregate of 49,365 shares of common stock in exchange for 49,365 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 37,016 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2026 – January 31, 2026	19,957	(1)	$66.99	N/A	N/A
February 1, 2026 – February 28, 2026	—		$—	N/A	N/A
March 1, 2026 – March 31, 2026	—		$—	N/A	N/A
Total	19,957		$66.99	N/A	N/A
___________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2026, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to employees under the Boston Properties, Inc. 2021 Stock Incentive Plan and purchases of common stock under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of approximately 98,256 common units to BXP in exchange for approximately $0.4 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
January 1, 2026 – January 31, 2026	19,957	(1)	$66.99	N/A	N/A
February 1, 2026 – February 28, 2026	168,717	(2)	$0.25	N/A	N/A
March 1, 2026 – March 31, 2026	—		$—	N/A	N/A
Total	188,674		$7.31	N/A	N/A
___________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Represents 2023 MYLTIP units. The measurement period for the 2023 MYLTIP units ended on February 6, 2026 and BXP’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2023 MYLTIP units. Under the terms of the applicable 2023 MYLTIP award agreements, the 168,717 unearned 2023 MYLTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by each employee for the units.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
Not Applicable.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6—Exhibits.
(a)Exhibits

10.1	—
BXP, Inc. Non-Employee Director Compensation Plan. (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K of BXP, Inc. and Boston Properties Limited Partnership filed on February 27, 2026.)

10.2	—	BXP Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2026. (Filed herewith.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BXP, INC.

May 7, 2026	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

May 7, 2026	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)