Form 10-Q
period 2026-06-30
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2026-08-06
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	159,661,556
(Registrant)	(Class)	(Outstanding on July 31, 2026)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2026 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of June 30, 2026, BXP owned an approximate 89.9% ownership interest in BPLP. The remaining approximate 10.1% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $219.2 million, or 1.1% at June 30, 2026, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2026	December 31, 2025
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,169,231 and $8,005,124 at June 30, 2026 and December 31, 2025, respectively)	$28,606,910	$28,241,879
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2026 and December 31, 2025, respectively)	371,889	372,470
Right of use assets - operating leases	290,726	325,841
Less: accumulated depreciation (amounts related to VIEs of $(1,836,395) and $(1,763,988) at June 30, 2026 and December 31, 2025, respectively)	(8,277,690)	(8,040,311)
Total real estate	20,991,835	20,899,879
Cash and cash equivalents (amounts related to VIEs of $286,535 and $255,631 at June 30, 2026 and December 31, 2025, respectively)	493,949	1,478,206
Cash held in escrows (amounts related to VIEs of $5,218 and $10,319 at June 30, 2026 and December 31, 2025, respectively)	59,514	79,060
Investments in securities	46,526	44,614
Tenant and other receivables, net (amounts related to VIEs of $34,292 and $30,989 at June 30, 2026 and December 31, 2025, respectively)	90,679	92,625
Note receivable, net	12,185	9,373
Related party notes receivable, net	35,337	28,346
Sales-type lease receivable, net	16,170	15,672
Accrued rental income, net (amounts related to VIEs of $479,569 and $470,734 at June 30, 2026 and December 31, 2025, respectively)	1,573,959	1,538,515
Deferred charges, net (amounts related to VIEs of $199,438 and $204,924 at June 30, 2026 and December 31, 2025, respectively)	848,273	847,690
Prepaid expenses and other assets (amounts related to VIEs of $11,990 and $14,509 at June 30, 2026 and December 31, 2025, respectively)	122,830	108,105
Investments in unconsolidated joint ventures	820,068	999,309
Assets held for sale	62,544	24,770
Total assets	$25,173,869	$26,166,164
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,289,291 and $3,286,870 at June 30, 2026 and December 31, 2025, respectively)	$4,281,198	$4,280,067
Unsecured senior notes, net	8,811,158	9,806,100
Unsecured exchangeable senior notes, net	978,642	976,263
Unsecured line of credit	—	—
Unsecured term loans, net	797,565	797,053
Unsecured commercial paper	750,000	750,000
Lease liabilities - finance leases (amounts related to VIEs of $21,164 and $21,074 at June 30, 2026 and December 31, 2025, respectively)	353,436	360,039
Lease liabilities - operating leases	386,487	389,213
Accounts payable and accrued expenses (amounts related to VIEs of $77,945 and $88,849 at June 30, 2026 and December 31, 2025, respectively)	474,141	480,017
Dividends and distributions payable	123,857	123,753
Accrued interest payable	109,523	125,345
Other liabilities (amounts related to VIEs of $114,331 and $95,209 at June 30, 2026 and December 31, 2025, respectively)	364,082	386,074

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2026	December 31, 2025
Liabilities held for sale	6,130	—
Total liabilities	17,436,219	18,473,924
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 119,549 and 111,701 units outstanding at redemption value at June 30, 2026 and December 31, 2025, respectively	7,927	7,538
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 159,600,410 and 158,627,198 issued and 159,521,510 and 158,548,298 outstanding at June 30, 2026 and December 31, 2025, respectively	1,595	1,585
Additional paid-in capital	6,881,671	6,836,243
Dividends in excess of earnings	(1,727,547)	(1,674,995)
Treasury common stock at cost, 78,900 shares at June 30, 2026 and December 31, 2025	(2,722)	(2,722)
Accumulated other comprehensive income (loss)	2,148	(12,921)
Total stockholders’ equity attributable to BXP, Inc.	5,155,145	5,147,190
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	555,763	566,563
Property partnerships	2,018,815	1,970,949
Total equity	7,729,723	7,684,702
Total liabilities and equity	$25,173,869	$26,166,164

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Lease	$831,678	$805,935	$1,649,834	$1,617,037
Parking and other	37,586	34,799	68,400	65,041
Hotel	14,901	14,773	24,002	24,370
Development and management services	7,633	8,846	16,840	18,621
Direct reimbursements of payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Total revenue	895,699	868,457	1,767,847	1,733,672
Expenses
Operating
Rental	336,141	332,062	680,223	663,640
Hotel	9,369	9,365	17,351	16,930
General and administrative	50,444	42,516	109,785	94,800
Payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Transaction costs	(62)	357	67	1,125
Depreciation and amortization	236,977	223,819	464,944	443,926
Total expenses	636,770	612,223	1,281,141	1,229,024
Other income (expense)
Income (loss) from unconsolidated joint ventures	(2,448)	(3,324)	32,965	(5,463)
Gains on sales of real estate	6,997	18,390	20,399	18,390
Loss on sales-type lease	—	—	—	(2,490)
Interest and other income (loss)	6,137	8,063	15,022	15,813
Gains from investments in securities	4,385	2,600	3,819	2,235
Unrealized gain (loss) on non-real estate investments	(75)	(39)	113	(522)
Impairment loss	(18,036)	—	(18,036)	—
Loss from early extinguishment of debt	—	—	—	(338)
Interest expense	(153,425)	(162,783)	(305,518)	(326,227)
Net income	102,464	119,141	235,470	206,046
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(26,121)	(20,100)	(45,990)	(38,849)
Noncontrolling interest—common units of the Operating Partnership	(7,779)	(10,064)	(19,294)	(17,036)
Net income attributable to BXP, Inc.	$68,564	$88,977	$170,186	$150,161
Basic earnings per common share attributable to BXP, Inc.
Net income	$0.43	$0.56	$1.07	$0.95
Weighted average number of common shares outstanding	159,167	158,312	158,863	158,257
Diluted earnings per common share attributable to BXP, Inc.
Net income	$0.43	$0.56	$1.07	$0.95
Weighted average number of common and common equivalent shares outstanding	159,629	158,795	159,344	158,713

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$102,464	$119,141	$235,470	$206,046
Other comprehensive income (loss):
Effective portion of interest rate contracts	7,594	(5,636)	13,667	(18,912)
Amortization of interest rate contracts (1)	1,676	1,692	3,352	4,773
Other comprehensive income (loss)	9,270	(3,944)	17,019	(14,139)
Comprehensive income	111,734	115,197	252,489	191,907
Net income attributable to noncontrolling interests	(33,900)	(30,164)	(65,284)	(55,885)
Other comprehensive (income) loss attributable to noncontrolling interests	(1,040)	264	(1,950)	1,152
Comprehensive income attributable to BXP, Inc.	$76,794	$85,297	$185,255	$137,174
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2026	158,676	$1,587	$6,843,822	$(1,684,492)	$(2,722)	$(6,082)	$583,922	$1,982,286	$7,718,321
Redemption of operating partnership units to common stock	837	8	25,991	—	—	—	(25,999)	—	—
Allocated net income for the period	—	—	—	68,610	—	—	7,733	26,121	102,464
Dividends/distributions declared	—	—	—	(111,665)	—	—	(12,709)	—	(124,374)
Net activity from stock option and incentive plan	9	—	(204)	—	—	—	14,043	—	13,839
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(61)	—	—	—	—	28,229	28,168
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(17,965)	(17,965)
Effective portion of interest rate contracts	—	—	—	—	—	6,848	746	—	7,594
Amortization of interest rate contracts	—	—	—	—	—	1,382	150	144	1,676
Reallocation of noncontrolling interest	—	—	12,123	—	—	—	(12,123)	—	—
Equity, June 30, 2026	159,522	$1,595	$6,881,671	$(1,727,547)	$(2,722)	$2,148	$555,763	$2,018,815	$7,729,723

Equity, March 31, 2025	158,323	$1,583	$6,846,015	$(1,513,555)	$(2,722)	$(11,379)	$591,555	$1,938,344	$7,849,841
Redemption of operating partnership units to common stock	4	1	124	—	—	—	(125)	—	—
Allocated net income for the period	—	—	—	88,984	—	—	10,057	20,100	119,141
Dividends/distributions declared	—	—	—	(155,199)	—	—	(18,158)	—	(173,357)
Shares issued pursuant to stock purchase plan	—	—	(62)	—	—	—	—	—	(62)
Net activity from stock option and incentive plan	39	—	3,111	—	—	—	10,736	—	13,847
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,441)	—	—	—	—	63,882	60,441
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(18,477)	(18,477)
Effective portion of interest rate contracts	—	—	—	—	—	(5,075)	(561)	—	(5,636)
Amortization of interest rate contracts	—	—	—	—	—	1,395	153	144	1,692
Reallocation of noncontrolling interest	—	—	9,006	—	—	—	(9,006)	—	—
Equity, June 30, 2025	158,366	$1,584	$6,854,753	$(1,579,770)	$(2,722)	$(15,059)	$584,651	$2,003,993	$7,847,430

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2025	158,548	$1,585	$6,836,243	$(1,674,995)	$(2,722)	$(12,921)	$566,563	$1,970,949	$7,684,702
Redemption of operating partnership units to common stock	886	10	27,521	—	—	—	(27,531)	—	—
Allocated net income for the period	—	—	—	170,186	—	—	19,294	45,990	235,470
Dividends/distributions declared	—	—	—	(222,738)	—	—	(25,990)	—	(248,728)
Shares issued pursuant to stock purchase plan	6	—	441	—	—	—	—	—	441
Net activity from stock option and incentive plan	82	—	2,243	—	—	—	37,059	—	39,302
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(71)	—	—	—	—	42,163	42,092
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(40,575)	(40,575)
Effective portion of interest rate contracts	—	—	—	—	—	12,310	1,357	—	13,667
Amortization of interest rate contracts	—	—	—	—	—	2,759	305	288	3,352
Reallocation of noncontrolling interest	—	—	15,294	—	—	—	(15,294)	—	—
Equity, June 30, 2026	159,522	$1,595	$6,881,671	$(1,727,547)	$(2,722)	$2,148	$555,763	$2,018,815	$7,729,723

Equity, December 31, 2024	158,175	$1,582	$6,836,093	$(1,419,575)	$(2,722)	$(2,072)	$591,270	$1,933,545	$7,938,121
Redemption of operating partnership units to common stock	116	2	3,799	—	—	—	(3,801)	—	—
Allocated net income for the period	—	—	—	150,161	—	—	17,036	38,849	206,046
Dividends/distributions declared	—	—	—	(310,356)	—	—	(36,307)	—	(346,663)
Shares issued pursuant to stock purchase plan	6	—	408	—	—	—	—	—	408
Net activity from stock option and incentive plan	69	—	4,343	—	—	—	31,725	—	36,068
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,722)	—	—	—	—	69,313	65,591
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(38,002)	(38,002)
Effective portion of interest rate contracts	—	—	—	—	—	(17,025)	(1,887)	—	(18,912)
Amortization of interest rate contracts	—	—	—	—	—	4,038	447	288	4,773
Reallocation of noncontrolling interest	—	—	13,832	—	—	—	(13,832)	—	—
Equity, June 30, 2025	158,366	$1,584	$6,854,753	$(1,579,770)	$(2,722)	$(15,059)	$584,651	$2,003,993	$7,847,430

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$235,470	$206,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464,944	443,926
Impairment loss	18,036	—
Amortization of right of use assets - operating leases	(43)	289
Amortization of sales type lease	(494)	(513)
Non-cash compensation expense	41,057	34,860
(Income) loss from unconsolidated joint ventures	(32,965)	5,463
Distributions of net cash flow from operations of unconsolidated joint ventures	61,010	25,857
Gains from investments in securities	(3,819)	(2,235)
Allowance for current expected credit losses	134	(6)
Non-cash portion of interest expense	15,947	16,926
Loss from early extinguishments of debt	—	338
Gains on sales of real estate	(20,399)	(18,390)
Loss on sales-type lease	—	2,490
Unrealized (gain) loss on non-real estate investments	(113)	522
Change in assets and liabilities:
Tenant and other receivables, net	(6,097)	4,336
Accrued rental income, net	(23,209)	(51,222)
Prepaid expenses and other assets	(15,399)	(22,275)
Lease liabilities - operating leases	(8,944)	199
Accounts payable and accrued expenses	(9,192)	12,133
Accrued interest payable	(15,821)	(7,116)
Other liabilities	(29,243)	(41,586)
Tenant leasing costs	(68,336)	(46,861)
Total adjustments	367,054	357,135
Net cash provided by operating activities	602,524	563,181
Cash flows from investing activities:
Construction in progress	(404,691)	(278,667)
Building, pre-development and other capital improvements	(55,819)	(129,031)
Tenant improvements	(176,520)	(139,748)
Proceeds from sales of real estate	143,936	21,840
Capital contributions to unconsolidated joint ventures	(69,117)	(84,432)
Capital distributions from unconsolidated joint ventures	7,431	—
Proceeds from sales of investments in unconsolidated joint ventures	215,058	—
Investment in non-real estate investments	(1,103)	(1,430)
Issuance of notes receivable (including related party)	(9,946)	(1,800)
Investments in securities, net	1,890	864
Net cash used in investing activities	(348,881)	(612,404)
Cash flows from financing activities:
Repayments of mortgage notes payable	(2,151)	(2,152)
Repayment / redemption of unsecured senior notes	(1,000,000)	(850,000)
Borrowings on unsecured line of credit	—	520,000

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2026	2025
Repayments of unsecured line of credit	—	(335,000)
Borrowings on unsecured term loans	—	700,000
Repayment of unsecured term loans	—	(700,000)
Payments on finance lease obligations	(7,124)	(6,735)
Borrowings on commercial paper program	5,520,910	3,997,365
Repayments on commercial paper program	(5,520,910)	(3,747,365)
Deferred financing costs	(139)	(14,478)
Net activity from equity transactions	(925)	(938)
Dividends and distributions	(248,624)	(346,418)
Contributions from noncontrolling interests in property partnerships	42,092	65,591
Distributions to noncontrolling interests in property partnerships	(40,575)	(38,002)
Net cash used in financing activities	(1,257,446)	(758,132)
Net decrease in cash and cash equivalents and cash held in escrows	(1,003,803)	(807,355)
Cash and cash equivalents and cash held in escrows, beginning of period	1,557,266	1,335,196
Cash and cash equivalents and cash held in escrows, end of period	$553,463	$527,841

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,478,206	$1,254,882
Cash held in escrows, beginning of period	79,060	80,314
Cash and cash equivalents and cash held in escrows, beginning of period	$1,557,266	$1,335,196

Cash and cash equivalents, end of period	$493,949	$446,953
Cash held in escrows, end of period	59,514	80,888
Cash and cash equivalents and cash held in escrows, end of period	$553,463	$527,841

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$333,647	$342,936
Interest capitalized	$29,358	$22,465

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(83,550)	$(48,037)
Change in real estate included in accounts payable and accrued expenses	$7,754	$64,135
Non-cash contributions from noncontrolling interests in property partnerships, net	$71	$(2,393)
Capitalized operating lease costs	$16,098	$15,096
Real estate contributed in exchange for investment in unconsolidated joint venture	$—	$(5,595)
Investment in unconsolidated joint ventures funded by real estate contributed	$—	$5,595
Dividends and distributions declared but not paid	$123,857	$172,732
Conversions of noncontrolling interests to stockholders’ equity	$27,531	$3,801
Issuance of restricted securities to employees and non-employee directors	$47,151	$43,658

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2026	December 31, 2025
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,169,231 and $8,005,124 at June 30, 2026 and December 31, 2025, respectively)	$28,251,536	$27,884,397
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2026 and December 31, 2025, respectively)	371,889	372,470
Right of use assets - operating leases	290,726	325,841
Less: accumulated depreciation (amounts related to VIEs of $(1,836,395) and $(1,763,988) at June 30, 2026 and December 31, 2025, respectively)	(8,141,495)	(7,906,629)
Total real estate	20,772,656	20,676,079
Cash and cash equivalents (amounts related to VIEs of $286,535 and $255,631 at June 30, 2026 and December 31, 2025, respectively)	493,949	1,478,206
Cash held in escrows (amounts related to VIEs of $5,218 and $10,319 at June 30, 2026 and December 31, 2025, respectively)	59,514	79,060
Investments in securities	46,526	44,614
Tenant and other receivables, net (amounts related to VIEs of $34,292 and $30,989 at June 30, 2026 and December 31, 2025, respectively)	90,679	92,625
Note receivable, net	12,185	9,373
Related party notes receivable, net	35,337	28,346
Sales-type lease receivable, net	16,170	15,672
Accrued rental income, net (amounts related to VIEs of $479,569 and $470,734 at June 30, 2026 and December 31, 2025, respectively)	1,573,959	1,538,515
Deferred charges, net (amounts related to VIEs of $199,438 and $204,924 at June 30, 2026 and December 31, 2025, respectively)	848,273	847,690
Prepaid expenses and other assets (amounts related to VIEs of $11,990 and $14,509 at June 30, 2026 and December 31, 2025, respectively)	122,830	108,105
Investments in unconsolidated joint ventures	820,068	999,309
Assets held for sale	62,544	24,770
Total assets	$24,954,690	$25,942,364
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,289,291 and $3,286,870 at June 30, 2026 and December 31, 2025, respectively)	$4,281,198	$4,280,067
Unsecured senior notes, net	8,811,158	9,806,100
Unsecured exchangeable senior notes, net	978,642	976,263
Unsecured line of credit	—	—
Unsecured term loans, net	797,565	797,053
Unsecured commercial paper	750,000	750,000
Lease liabilities - finance leases (amounts related to VIEs of $21,164 and $21,074 at June 30, 2026 and December 31, 2025, respectively)	353,436	360,039
Lease liabilities - operating leases	386,487	389,213
Accounts payable and accrued expenses (amounts related to VIEs of $77,945 and $88,849 at June 30, 2026 and December 31, 2025, respectively)	474,141	480,017
Dividends and distributions payable	123,857	123,753
Accrued interest payable	109,523	125,345
Other liabilities (amounts related to VIEs of $114,331 and $95,209 at June 30, 2026 and December 31, 2025, respectively)	364,082	386,074
Liabilities held for sale	6,130	—
Total liabilities	17,436,219	18,473,924

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2026	December 31, 2025
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 119,549 and 111,701 units outstanding at redemption value at June 30, 2026 and December 31, 2025, respectively	7,927	7,538
Noncontrolling interests:
Redeemable partnership units— 14,867,831 and 15,590,009 common units and 3,102,888 and 2,662,140 long term incentive units outstanding at redemption value at June 30, 2026 and December 31, 2025, respectively	1,233,605	1,272,719
Capital:
Boston Properties Limited Partnership partners’ capital— 1,774,922 and 1,768,004 general partner units and 157,746,588 and 156,780,294 limited partner units outstanding at June 30, 2026 and December 31, 2025, respectively	4,255,976	4,230,155
Accumulated other comprehensive income (loss)	2,148	(12,921)
Total partners’ capital	4,258,124	4,217,234
Noncontrolling interests in property partnerships	2,018,815	1,970,949
Total capital	6,276,939	6,188,183
Total liabilities and capital	$24,954,690	$25,942,364

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Lease	$831,678	$805,935	$1,649,834	$1,617,037
Parking and other	37,586	34,799	68,400	65,041
Hotel	14,901	14,773	24,002	24,370
Development and management services	7,633	8,846	16,840	18,621
Direct reimbursements of payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Total revenue	895,699	868,457	1,767,847	1,733,672
Expenses
Operating
Rental	336,141	332,062	680,223	663,640
Hotel	9,369	9,365	17,351	16,930
General and administrative	50,444	42,516	109,785	94,800
Payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Transaction costs	(62)	357	67	1,125
Depreciation and amortization	235,321	222,116	461,626	440,520
Total expenses	635,114	610,520	1,277,823	1,225,618
Other income (expense)
Income (loss) from unconsolidated joint ventures	(2,448)	(3,324)	32,965	(5,463)
Gains on sales of real estate	7,016	18,489	20,418	18,489
Loss on sales-type lease	—	—	—	(2,490)
Interest and other income (loss)	6,137	8,063	15,022	15,813
Gains from investments in securities	4,385	2,600	3,819	2,235
Unrealized gain (loss) on non-real estate investments	(75)	(39)	113	(522)
Impairment loss	(16,752)	—	(16,752)	—
Loss from early extinguishment of debt	—	—	—	(338)
Interest expense	(153,425)	(162,783)	(305,518)	(326,227)
Net income	105,423	120,943	240,091	209,551
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(26,121)	(20,100)	(45,990)	(38,849)
Net income attributable to Boston Properties Limited Partnership	$79,302	$100,843	$194,101	$170,702
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.45	$0.57	$1.10	$0.97
Weighted average number of common units outstanding	176,474	175,871	176,397	175,812
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.45	$0.57	$1.10	$0.97
Weighted average number of common and common equivalent units outstanding	176,936	176,354	176,878	176,268

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$105,423	$120,943	$240,091	$209,551
Other comprehensive income (loss):
Effective portion of interest rate contracts	7,594	(5,636)	13,667	(18,912)
Amortization of interest rate contracts (1)	1,676	1,692	3,352	4,773
Other comprehensive income (loss)	9,270	(3,944)	17,019	(14,139)
Comprehensive income	114,693	116,999	257,110	195,412
Comprehensive income attributable to noncontrolling interests	(26,265)	(20,244)	(46,278)	(39,137)
Comprehensive income attributable to Boston Properties Limited Partnership	$88,428	$96,755	$210,832	$156,275
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, March 31, 2026	1,775	156,901	$4,486,430	$(6,082)	$1,982,286	$6,462,634	$1,033,549
Net activity from contributions and unearned compensation	—	10	(204)	—	—	(204)	14,043
Allocated net income for the period	—	—	71,569	—	26,121	97,690	7,733
Distributions	—	—	(111,665)	—	—	(111,665)	(12,709)
Conversion of redeemable partnership units	—	836	25,999	—	—	25,999	(25,999)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(216,092)	—	—	(216,092)	216,092
Effective portion of interest rate contracts	—	—	—	6,848	—	6,848	746
Amortization of interest rate contracts	—	—	—	1,382	144	1,526	150
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(61)	—	28,229	28,168	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(17,965)	(17,965)	—
Equity, June 30, 2026	1,775	157,747	$4,255,976	$2,148	$2,018,815	$6,276,939	$1,233,605

Equity, March 31, 2025	1,767	156,556	$4,408,383	$(11,379)	$1,938,344	$6,335,348	$1,280,106
Net activity from contributions and unearned compensation	1	38	3,049	—	—	3,049	10,736
Allocated net income for the period	—	—	90,786	—	20,100	110,886	10,057
Distributions	—	—	(155,199)	—	—	(155,199)	(18,158)
Conversion of redeemable partnership units	—	4	125	—	—	125	(125)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(2,853)	—	—	(2,853)	2,853
Effective portion of interest rate contracts	—	—	—	(5,075)	—	(5,075)	(561)
Amortization of interest rate contracts	—	—	—	1,395	144	1,539	153
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,441)	—	63,882	60,441	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(18,477)	(18,477)	—
Equity, June 30, 2025	1,768	156,598	$4,340,850	$(15,059)	$2,003,993	$6,329,784	$1,285,061

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2025	1,768	156,780	$4,230,155	$(12,921)	$1,970,949	$6,188,183	$1,272,719
Net activity from contributions and unearned compensation	4	84	2,684	—	—	2,684	37,059
Allocated net income for the period	—	—	174,807	—	45,990	220,797	19,294
Distributions	—	—	(222,738)	—	—	(222,738)	(25,990)
Conversion of redeemable partnership units	3	883	27,531	—	—	27,531	(27,531)
Adjustment to reflect redeemable partnership units at redemption value	—	—	43,608	—	—	43,608	(43,608)
Effective portion of interest rate contracts	—	—	—	12,310	—	12,310	1,357
Amortization of interest rate contracts	—	—	—	2,759	288	3,047	305
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(71)	—	42,163	42,092	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(40,575)	(40,575)	—
Equity, June 30, 2026	1,775	157,747	$4,255,976	$2,148	$2,018,815	$6,276,939	$1,233,605

Equity, December 31, 2024	1,762	156,413	$4,391,985	$(2,072)	$1,933,545	$6,323,458	$1,378,573
Net activity from contributions and unearned compensation	2	73	4,751	—	—	4,751	31,725
Allocated net income for the period	—	—	153,666	—	38,849	192,515	17,036
Distributions	—	—	(310,356)	—	—	(310,356)	(36,307)
Conversion of redeemable partnership units	4	112	3,801	—	—	3,801	(3,801)
Adjustment to reflect redeemable partnership units at redemption value	—	—	100,725	—	—	100,725	(100,725)
Effective portion of interest rate contracts	—	—	—	(17,025)	—	(17,025)	(1,887)
Amortization of interest rate contracts	—	—	—	4,038	288	4,326	447
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,722)	—	69,313	65,591	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(38,002)	(38,002)	—
Equity, June 30, 2025	1,768	156,598	$4,340,850	$(15,059)	$2,003,993	$6,329,784	$1,285,061
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$240,091	$209,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	461,626	440,520
Impairment loss	16,752	—
Amortization of right of use assets - operating leases	(43)	289
Amortization of sales type lease	(494)	(513)
Non-cash compensation expense	41,057	34,860
(Income) loss from unconsolidated joint ventures	(32,965)	5,463
Distributions of net cash flow from operations of unconsolidated joint ventures	61,010	25,857
Gains from investments in securities	(3,819)	(2,235)
Allowance for current expected credit losses	134	(6)
Non-cash portion of interest expense	15,947	16,926
Loss from early extinguishments of debt	—	338
Gains on sales of real estate	(20,418)	(18,489)
Loss on sales-type lease	—	2,490
Unrealized (gain) loss on non-real estate investments	(113)	522
Change in assets and liabilities:
Tenant and other receivables, net	(6,097)	4,336
Accrued rental income, net	(23,209)	(51,222)
Prepaid expenses and other assets	(15,399)	(22,275)
Lease liabilities - operating leases	(8,944)	199
Accounts payable and accrued expenses	(9,192)	12,133
Accrued interest payable	(15,821)	(7,116)
Other liabilities	(29,243)	(41,586)
Tenant leasing costs	(68,336)	(46,861)
Total adjustments	362,433	353,630
Net cash provided by operating activities	602,524	563,181
Cash flows from investing activities:
Construction in progress	(404,691)	(278,667)
Building, pre-development and other capital improvements	(55,819)	(129,031)
Tenant improvements	(176,520)	(139,748)
Proceeds from sales of real estate	143,936	21,840
Capital contributions to unconsolidated joint ventures	(69,117)	(84,432)
Capital distributions from unconsolidated joint ventures	7,431	—
Proceeds from sales of investments in unconsolidated joint ventures	215,058	—
Investment in non-real estate investments	(1,103)	(1,430)
Issuance of notes receivable (including related party)	(9,946)	(1,800)
Investments in securities, net	1,890	864
Net cash used in investing activities	(348,881)	(612,404)
Cash flows from financing activities:
Repayments of mortgage notes payable	(2,151)	(2,152)
Repayment / redemption of unsecured senior notes	(1,000,000)	(850,000)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2026	2025
Borrowings on unsecured line of credit	—	520,000
Repayments of unsecured line of credit	—	(335,000)
Borrowings on unsecured term loans	—	700,000
Repayment of unsecured term loans	—	(700,000)
Payments on finance lease obligations	(7,124)	(6,735)
Borrowings on commercial paper program	5,520,910	3,997,365
Repayments on commercial paper program	(5,520,910)	(3,747,365)
Deferred financing costs	(139)	(14,478)
Net activity from equity transactions	(925)	(938)
Distributions	(248,624)	(346,418)
Contributions from noncontrolling interests in property partnerships	42,092	65,591
Distributions to noncontrolling interests in property partnerships	(40,575)	(38,002)
Net cash used in financing activities	(1,257,446)	(758,132)
Net decrease in cash and cash equivalents and cash held in escrows	(1,003,803)	(807,355)
Cash and cash equivalents and cash held in escrows, beginning of period	1,557,266	1,335,196
Cash and cash equivalents and cash held in escrows, end of period	$553,463	$527,841

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,478,206	$1,254,882
Cash held in escrows, beginning of period	79,060	80,314
Cash and cash equivalents and cash held in escrows, beginning of period	$1,557,266	$1,335,196

Cash and cash equivalents, end of period	$493,949	$446,953
Cash held in escrows, end of period	59,514	80,888
Cash and cash equivalents and cash held in escrows, end of period	$553,463	$527,841

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$333,647	$342,936
Interest capitalized	$29,358	$22,465

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(83,550)	$(48,037)
Change in real estate included in accounts payable and accrued expenses	$7,754	$64,135
Non-cash contributions from noncontrolling interests in property partnerships, net	$71	$(2,393)
Capitalized operating lease costs	$16,098	$15,096
Real estate contributed in exchange for investment in unconsolidated joint venture	$—	$(5,595)
Investment in unconsolidated joint ventures funded by real estate contributed	$—	$5,595
Distributions declared but not paid	$123,857	$172,732
Conversions of redeemable partnership units to partners’ capital	$27,531	$3,801
Issuance of restricted securities to employees and non-employee directors	$47,151	$43,658

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at June 30, 2026, owned an approximate 89.9% (89.7% at December 31, 2025) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
Properties
At June 30, 2026, the Company owned or had joint venture interests in a portfolio of 164 commercial real estate properties (the “Properties”) aggregating approximately 51.1 million rentable square feet of primarily office properties, including six properties under construction/redevelopment totaling approximately 3.5 million rentable square feet. At June 30, 2026, the Properties consisted of:
•143 office properties (including two properties under construction/redevelopment);
•13 retail properties;
•seven residential properties (including four properties under construction); and
•one hotel.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified nine entities that are VIEs as of June 30, 2026 and has determined that it is the primary beneficiary for eight of these entities as of June 30, 2026.
Consolidated Variable Interest Entities
As of June 30, 2026, BXP has identified eight consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of the following in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square, 601 Lexington Avenue, 290 Binney Street, 300 Binney Street, Atlantic Wharf Office Building and 100 Federal Street.
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
Unconsolidated Variable Interest Entities
As of June 30, 2026, BXP has identified one unconsolidated joint venture entity that is classified as a VIE. The Worldgate Multifamily JV LLC joint venture is a VIE because it does not have sufficient equity at risk. In addition, the Company does not consolidate the entity as it does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
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

At June 30, 2026 and December 31, 2025, the Company had $750.0 million outstanding under its unsecured commercial paper program. Due to their short-term maturity and stated interest rates that approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at June 30, 2026 and December 31, 2025.
The Company’s non-real estate investments are shown within Prepaid Expenses and Other Assets on the Consolidated Balance Sheets and were approximately $12.1 million and $10.9 million at June 30, 2026 and December 31, 2025, respectively. The non-real estate investments utilize net asset value as the practical expedient.
Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the Levels at which the Company’s non-recurring fair value financial instruments are categorized as defined in ASC 820, as well as the Company’s aggregate carrying value and corresponding estimate of fair value as of June 30, 2026 and December 31, 2025 (in thousands):

		June 30, 2026		December 31, 2025
Level	Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 3	Related party notes receivable, net	$35,337	$35,724	$28,346	$28,716
Level 3	Note receivable, net	12,185	12,870	9,373	9,858
Level 3	Sales-type lease receivable, net	16,170	13,995	15,672	13,911
	Total	$63,692	$62,589	$53,391	$52,485

Level 1	Unsecured senior notes, net (1)	$8,811,158	$8,469,264	$9,806,100	$9,554,844
Level 1	Unsecured exchangeable senior notes, net (1)	978,642	970,405	976,263	958,745
Level 1	Unsecured commercial paper	750,000	750,000	750,000	750,000
	Subtotal	$10,539,800	$10,189,669	$11,532,363	$11,263,589

Level 3	Mortgage notes payable, net	$4,281,198	$4,007,979	$4,280,067	$4,010,151
Level 3	Unsecured line of credit	—	—	—	—
Level 3	Unsecured term loan, net	797,565	797,716	797,053	805,687
	Subtotal	$5,078,763	$4,805,695	$5,077,120	$4,815,838
	Total	$15,618,563	$14,995,364	$16,609,483	$16,079,427
_______________
(1)If trading volume for the period is low, the valuation could be categorized as Level 2.
Non-Recurring Fair Value - Impairment
On May 27, 2026, the Company entered into an agreement to sell its leasehold interest and improvements thereon commonly known as Sumner Square to a third party (See Notes 3 and 14) and on May 29, 2026, the sale met the Company’s “held for sale” criteria. Following the classification of an asset as “held for sale”, the assets are written down to the lower of carrying value or its estimated fair value, less the costs to sell. As a result, BXP and BPLP recognized a non-cash impairment loss of approximately $18.0 million and $16.8 million, respectively, during the three months ended June 30, 2026. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820, including an accepted offer from a third party, as offers are classified as Level 3 inputs and there were no other unobservable inputs utilized in the consolidated impairment analysis.
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
The following table presents the aggregate fair value of the Company’s interest rate swaps as of June 30, 2026 and December 31, 2025 (in thousands):

Fair value	June 30, 2026	December 31, 2025
Interest rate swaps	$1,579	$(8,283)
Recurring Fair Value - Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow each officer and non-employee director of BXP to defer a portion of the officer’s income and the non-employee director’s compensation, respectively, on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by the plan participant. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At June 30, 2026 and December 31, 2025, the Company had maintained approximately $46.4 million and $44.4 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains of approximately $4.4 million and $2.6 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended June 30, 2026 and June 30, 2025, respectively, and approximately $3.8 million and $2.2 million during the six months ended June 30, 2026 and June 30, 2025, respectively, primarily due to the observable change in fair value.
3. Real Estate
Real estate consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	BXP		BPLP
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Land	$5,264,893	$5,243,760	$5,172,907	$5,151,246
Right of use assets - finance leases	371,889	372,470	371,889	372,470
Right of use assets - operating leases	290,726	325,841	290,726	325,841
Land held for future development (1)	499,424	518,492	499,424	518,492
Buildings and improvements	17,491,280	16,908,060	17,227,892	16,643,092
Tenant improvements	4,322,730	4,042,150	4,322,730	4,042,150
Furniture, fixtures and equipment	53,222	54,160	53,222	54,160
Construction in progress	975,361	1,475,257	975,361	1,475,257
Total	29,269,525	28,940,190	28,914,151	28,582,708
Less: Accumulated depreciation	(8,277,690)	(8,040,311)	(8,141,495)	(7,906,629)
	$20,991,835	$20,899,879	$20,772,656	$20,676,079
_______________
(1)Includes pre-development costs.

Held for Sale and Impairment
On May 27, 2026, the Company entered into an agreement to sell its leasehold interest and improvements thereon commonly known as Sumner Square to a third party and on May 29, 2026, the sale met the Company’s “held for sale” criteria (See Note 14). The Company generally considers assets to be “held for sale” when the transaction has been approved by BXP’s Board of Directors, or a committee thereof, the asset is available for immediate sale in present condition and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of an asset as “held for sale,” no further depreciation or amortization is recorded on the assets, and the assets are written down to the lower of carrying value or estimated fair market value, less the costs to sell. This write down resulted in an impairment (See Note 2). Sumner Square is an approximately 211,000 net rentable square foot office property located in Washington, DC.
At June 30, 2026, the assets and liabilities of Sumner Square consisted of (in thousands):

Assets
Real estate, at cost	$58,674
Right of use assets - operating leases	18,658
Less: Accumulated depreciation	(33,054)
Total real estate	44,278
Tenant and other receivables, net	459
Accrued rental income, net	15,482
Deferred charges, net	2,307
Prepaid expenses and other assets	18
Assets held for sale	$62,544
Liabilities
Lease liabilities - operating leases	$75
Accounts payable and accrued expenses	1,355
Other liabilities	4,700
Liabilities held for sale	$6,130
Development
On January 16, 2026, the Company fully placed in-service Reston Next Retail, located in Reston, Virginia. Reston Next Retail is a retail development project with approximately 30,000 net rentable square feet.
On April 30, 2026, the Company fully placed in-service 290 Binney Street, located in Cambridge, Massachusetts. 290 Binney Street is owned by a consolidated joint venture in which the Company has a 55% ownership interest. 290 Binney Street is a laboratory/life sciences development project with approximately 573,000 net rentable square feet.
On June 13, 2026, the Company commenced the redevelopment of a portion of Reservoir Place, located in Waltham, Massachusetts. The redevelopment consists of approximately 363,000 net rentable square feet of office space that was previously removed from the Company’s in-service portfolio in anticipation of a future redevelopment.

Dispositions
The following table represents the assets that were sold during the six months ended June 30, 2026 and the gains (losses) on sales of real estate recognized by each of BXP and BPLP (dollars in thousands):

				Gross Sale Price	Net Cash Proceeds (1)	Gain (Loss) on Sale (2)
Property	Location	Date Disposed	Square Feet			BXP	BPLP
Land:
North First Business Park (3)	San Jose, CA	January 14, 2026	191,000	$50,500	$49,437	$(229)	$(229)
Shady Grove Parcel 1 (3)	Rockville, MD	February 5, 2026	N/A	24,650	23,676	(763)	(763)
Subtotal			191,000	75,150	73,113	(992)	(992)
Residential:
The Lofts at Atlantic Wharf (4)	Boston, MA	February 25, 2026	87,000	55,500	54,207	14,764	14,764
Subtotal			87,000	55,500	54,207	14,764	14,764
Retail:
Kingstowne Retail (4)	Alexandria, VA	April 17, 2026	88,300	19,700	19,306	7,029	7,048
Subtotal			88,300	19,700	19,306	7,029	7,048
Total Dispositions			366,300	$150,350	$146,626	$20,801	$20,820
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
(3)The Company had previously recognized an impairment loss for this property.
(4)The fair value of the real estate disposed exceeded the carrying value.
4. Leases
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and six months ended June 30, 2026 and 2025 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Revenue	2026	2025	2026	2025
Fixed contractual payments	$673,565	$661,275	$1,328,232	$1,327,510
Variable lease payments	157,833	144,397	321,046	288,957
Sales-type lease revenue	280	263	556	570
	$831,678	$805,935	$1,649,834	$1,617,037

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2026 and December 31, 2025:

				Carrying Value of Investment (1)
Entity	Property	Nominal % Ownership		June 30, 2026	December 31, 2025
				(in thousands)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(2)	$28,661	$29,085
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(12,876)	(12,655)
501 K Street LLC	1001 6th Street	50.00%		45,798	45,724
Podium Venture LLC	The Hub on Causeway - Podium	50.00%		50,954	54,742
Residential Tower Developer LLC	Hub50House	50.00%		33,167	33,942
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,010	12,021
Office Venture LLC	100 Causeway Street	50.00%		46,968	48,924
1265 Main Office JV LLC	1265 Main Street	50.00%		2,841	3,091
BNY Tower Holdings LLC	Dock 72	50.00%	(3)	81,558	83,547
CA-Colorado Center, LLC	Colorado Center	50.00%		25,931	69,959
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%	(4)	—	47,144
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		107,957	109,451
Platform 16 Holdings LP	Platform 16	55.00%		58,353	58,561
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(4)	—	125,576
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%	(5)	67	272
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(6)	(685)	(2,557)
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(7)	107,038	104,778
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,039	14,506
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		79,039	74,747
ABXP Worldgate Investments LLC	13100 Worldgate Drive	50.00%	(8)	16,139	21,995
CAB 290 Coles Venture LLC	290 Coles Street - Common Equity	19.46%		19,778	19,928
CAB 290 Coles Holdco LLC	290 Coles Street - Preferred Equity	—%	(9)	68,320	30,362
17 Hartwell JV LLC	17 Hartwell Avenue	20.00%		16,650	10,567
Worldgate Multifamily JV LLC	13150 Worldgate Drive	20.00%	(10)	4,357	—
				$806,064	$983,710
 _______________
(1)Investments with deficit balances aggregating approximately $14.0 million and $15.6 million at June 30, 2026 and December 31, 2025, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(3)This investment includes net equity balances from the amenity joint venture. The amenity joint venture had a deficit balance of approximately $0.4 million at June 30, 2026 and December 31, 2025.
(4)The Company sold its entire ownership interest during the six months ended June 30, 2026 (See “Dispositions” below in this Note 5).
(5)The joint venture completed the sale of the property on September 17, 2025 and is in the process of being dissolved.
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
(8)The joint venture completed the sale of 13150 Worldgate Drive during the three months ended June 30, 2026 (See “Dispositions” below in this Note 5).
(9)The Company has fully funded the first $65.0 million of required capital through its preferred equity investment accruing at a 13.0% internal rate of return and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030.
(10)This entity is a VIE (See Note 2).

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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
ASSETS
Real estate and development in process, net (1) (2)	$4,311,532	$4,786,058
Other assets (3)	577,688	672,776
Total assets	$4,889,220	$5,458,834
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,676,048	$2,905,065
Other liabilities (4)	172,739	189,125
Members’/Partners’ equity	2,040,433	2,364,644
Total liabilities and members’/partners’ equity	$4,889,220	$5,458,834
Company’s share of equity	$911,867	$1,084,806
Basis differentials (2) (5)	(105,803)	(101,096)
Carrying value of the Company’s investments in unconsolidated joint ventures (6)	$806,064	$983,710
_______________
(1)At June 30, 2026 and December 31, 2025, this amount included right of use assets - operating leases totaling approximately $17.3 million and $17.9 million, respectively.
(2)During the year ended December 31, 2025, the joint ventures that own Safeco Plaza and Gateway Commons recognized property-level impairment losses in accordance with ASC 360, “Property, Plant and Equipment”. In prior periods, the Company had impaired its equity method investments to the estimated fair values for these joint ventures; the amounts were recognized as basis differences.
(3)At June 30, 2026 and December 31, 2025, this amount included sales-type lease receivable, net totaling approximately $14.5 million and $14.4 million, respectively.
(4)At June 30, 2026 and December 31, 2025, this amount included lease liabilities - operating leases totaling approximately $30.4 million and $30.5 million, respectively.
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

	June 30, 2026	December 31, 2025
Property	(in thousands)
Colorado Center	$132,741	$131,356
200 Fifth Avenue	47,374	48,289
Safeco Plaza	34,300	32,905
7750 Wisconsin Avenue	—	7,506
Gateway Commons	—	(700)
Dock 72	(86,536)	(88,420)
360 Park Avenue South	(111,046)	(110,815)
Platform 16	(142,672)	(142,677)
Other basis differentials	20,036	21,460
Total basis differentials	$(105,803)	$(101,096)
These basis differentials (excluding land, which is not depreciable) will be amortized over the remaining lives of the related assets and liabilities.

(6)Investments with deficit balances aggregating approximately $14.0 million and $15.6 million at June 30, 2026 and December 31, 2025, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Total revenue (1)	$97,473	$125,432	$199,665	$256,119
Expenses
Operating	46,757	55,190	94,688	108,919
Transaction costs	358	1	364	171
Depreciation and amortization	29,447	44,152	61,321	86,531
Total expenses	76,562	99,343	156,373	195,621
Other income (expense)
Losses from early extinguishment of debt	—	—	—	(62)
Interest expense	(36,648)	(45,103)	(76,328)	(89,535)
Loss on interest rate contract	(35)	—	(35)	—
Unrealized loss on derivative instruments	—	(4,904)	—	(13,229)
Gain on sale of real estate (2)	2,716	—	2,714	—
Net loss	$(13,056)	$(23,918)	$(30,357)	$(42,328)

Company’s share of net loss	$(3,493)	$(7,690)	$(10,359)	$(13,486)
Gains on sales of investments (3)	325	—	41,559	—
Basis differential (4)	720	4,366	1,765	8,023
Income (loss) from unconsolidated joint ventures	$(2,448)	$(3,324)	$32,965	$(5,463)
_______________
(1)Includes straight-line rent adjustments of approximately $9.3 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively, and approximately $9.7 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively.
(2)The joint venture completed the sale of 13150 Worldgate Drive during the three months ended June 30, 2026 (See “Dispositions” below in this Note 5).
(3)During the six months ended June 30, 2026, the Company completed the sale of its entire 50% interest in each of Gateway Commons and 7750 Wisconsin Avenue (See “Dispositions” below in this Note 5).
(4)Includes depreciation and amortization of approximately $(0.9) million and $(3.0) million for the three months ended June 30, 2026 and 2025, respectively, and approximately $(1.9) million and $(4.4) million for the six months ended June 30, 2026 and 2025, respectively. Includes unrealized losses on derivative instruments of approximately $(1.3) million and $(3.5) million for the three and six months ended June 30, 2025.
New Joint Venture
On June 4, 2026, the Company entered into a joint venture with a third party to develop, own, and operate a residential property at 13150 Worldgate Drive located in Herndon, Virginia. The Company contributed approximately $4.4 million in cash to the joint venture for a 20% ownership interest. Concurrently, the joint venture acquired 13150 Worldgate Drive from a different joint venture (See “Dispositions” below in this Note 5) for a gross purchase price of approximately $21.3 million, including approximately $3.1 million of pre-development costs. The joint venture also entered into an approximately $68.2 million construction loan. The loan bears interest at a fixed rate of 6.25% per annum and matures on June 10, 2031. When completed, 13150 Worldgate Drive is expected to be a 359-unit residential property with a parking garage.
Debt
On May 8, 2026, a joint venture in which the Company has a 20% ownership interest extended the maturity date of the $140.0 million construction loan collateralized by its Skymark - Reston Next Residential property (“Skymark”). The loan was scheduled to mature on May 13, 2026 and bore interest at a variable rate equal to Term

SOFR plus 2.00% per annum. The loan now matures on November 13, 2026, and will continue to bear interest at Term SOFR plus 2.00% per annum. The loan continues to provide two extension options, subject to certain conditions. Skymark is a 508-unit residential property located in Reston, Virginia.
On June 3, 2026, a joint venture in which the Company has a 30% ownership interest modified the loans collateralized by its 500 North Capitol Street property. The loans consist of a mortgage note payable (Note A) equal to $70.0 million and a mortgage note payable (Note B) equal to $35.0 million and both were scheduled to mature on June 5, 2026. Note A bore interest at a fixed rate of 6.23% per annum and Note B bore interest at a fixed rate of 8.03% per annum. The loans will now mature on December 31, 2026, and both loans bear interest at a fixed rate of 6.88% per annum. The Company is the lender for $10.5 million of Note B which is reflected in Related party notes receivable, net on the Company’s Consolidated Balance Sheets. 500 North Capitol Street is an office property with approximately 231,000 net rentable square feet located in Washington, DC.
On June 18, 2026, a joint venture in which the Company has a 33.67% ownership interest modified the $250.0 million mortgage loan collateralized by its Safeco Plaza property. The loan was scheduled to mature on September 1, 2026 and bore interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture had entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2026. The loan now matures on November 30, 2028 and bears interest at a fixed rate equal to 4.00% per annum. In connection with the loan modification, the joint venture terminated the interest rate cap agreement. Safeco Plaza is an office tower with approximately 763,000 net rentable square feet located in Seattle, Washington.
Dispositions
The following table represents the Company’s share of the sales that occurred during the six months ended June 30, 2026 (dollars in thousands):

					Company’s share
Property	Ownership Sold	Location	Date Disposed	Square Feet	Gross Sale Price	Net Cash Proceeds	Gain on Sale
Gateway Commons (1)(2)	50.00%	South San Francisco, CA	January 2, 2026	792,700	$150,000	$131,765	$6,719
7750 Wisconsin Avenue (3)	50.00%	Bethesda/Chevy Chase, MD	March 19, 2026	735,600	215,000	83,293	34,840
13150 Worldgate Drive (4)	50.00%	Herndon, VA	June 4, 2026	N/A	10,275	10,248	832
				1,528,300	$375,275	$225,306	$42,391
_______________
(1)The Company had previously recognized an other-than-temporary impairment loss on its investment.
(2)Net cash proceeds and gain on sale includes $0.2 million of proceeds from 751 Gateway Boulevard. The Company sold its 49% ownership interest in 751 Gateway Boulevard on December 30, 2025.
(3)Gross sale price includes the partner’s assumption of the Company’s share of the mortgage note, which was $126.0 million.
(4)The joint venture sold this property and the Company still has an ownership interest in the joint venture that had owned the property.

6. Debt
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2026 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	2.750%	3.495%	$1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
10 Year Unsecured Senior Notes	5.750%	5.842%	850,000	January 15, 2035
Total principal			8,850,000
Less:
Net unamortized discount			7,226
Deferred financing costs, net			31,616
Total			$8,811,158
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
7. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of June 30, 2026, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in Accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheets and is subsequently reclassified into Interest expense in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not have any undesignated hedges during the three and six months ended June 30, 2026.
BPLP’s derivative contracts consisted of the following at June 30, 2026 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Prepaid expenses and other assets	$1,579

The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss) (1)	$7,594	$(5,636)	$13,667	$(18,912)
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$1,676	$1,692	$3,352	$4,773
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
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
The Company had letters of credit and performance obligations related to lender and development requirements that totaled approximately $28.5 million at June 30, 2026.
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
The Company has two mezzanine loan receivables with maximum commitments of $20.0 million and $50.0 million. As of June 30, 2026, the Company has funded approximately $12.3 million and $25.4 million, respectively, under the mezzanine loans, which is reflected in Note receivable, net and Related party notes receivable, net, respectively, in the Company’s Consolidated Balance Sheets.
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
Separately, the Company filed a notice of appeal on January 15, 2025 to preserve the Company’s ability to appeal the grant of summary judgment on the question of whether the Company is liable for payment of the Additional Fee and Final Fee. The First Department granted the Company’s request extending the time to perfect the appeal to December 2026.
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
In the first quarter of 2023, the Company commenced development of 290 Binney Street, an approximately 573,000 net rentable square foot laboratory/life sciences property that is 100% pre-leased to AstraZeneca Pharmaceuticals (“AstraZeneca”) (See Note 3). The Company has a 55% interest in the joint venture that owns 290 Binney Street. Brammer subleases the premises at 250 Binney Street, the Company’s approximately 67,000 net rentable square foot life sciences property that is adjacent to 290 Binney Street.
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
On May 16, 2024, Brammer’s motion for a preliminary injunction was denied by the trial court. Brammer subsequently appealed that decision, electing pursuant to Massachusetts civil procedure rules to petition for appeals to both a single justice of the Massachusetts Appeals Court and to a full appellate panel. On July 16, 2024, the single justice assigned to the appeal issued an order declining to rule on the substance of the appeal petition, deferring instead to the full appellate panel. On August 12, 2025, the clerk of the Massachusetts Appeals Court completed the procedural steps that were necessary in order for Brammer’s appeal to be heard before the full appellate panel. The hearing on the appeal was held on May 5, 2026, with a decision likely to be issued sometime before the end of 2026. The remainder of the case continues to proceed in the trial court on the standard litigation timeline.
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
New York Police Department Paid Detail Program
The Company is a named defendant in an alleged collective and class action wage and hour lawsuit filed on behalf of certain individuals who provided off-duty, uniformed security services at the Company’s buildings in New York City pursuant to the New York Police Department’s Paid Detail Program. In addition to the Company, the plaintiffs also initially named as defendants more than ninety (90) other companies. The plaintiffs filed the lawsuit in the United States District Court for the Southern District of New York on January 23, 2025, and brought the claims under the Fair Labor Standards Act, the New York Labor Law and the Freelance Isn’t Free Act. The plaintiffs subsequently filed a first amended complaint and a second amended complaint on February 13, 2025 and February 24, 2025, respectively. On December 15, 2025, the plaintiffs filed a motion for leave to file a Third Amended Complaint, which sought to add approximately eighty-five (85) new defendants to the lawsuit. By court order on February 6, 2026, the court directed the plaintiffs to file the Third Amended Complaint by March 11, 2026 as the operative pleading. The plaintiffs filed the Third Amended Complaint on or about March 11, 2026 and proceeded to serve the Third Amended Complaint on the new defendants to be added to the lawsuit by the court-ordered deadline of April 10, 2026. In sum, the plaintiffs have now named and joined over 170 defendants in this litigation under the Third Amended Complaint. Consistent with the prior complaints, the Third Amended Complaint alleges that the plaintiffs were not paid certain wages owed to them or were not paid in a timely manner and that the plaintiffs did not receive certain wage payment notices required by law. Pursuant to the current court-ordered schedule, the defendants’ deadline to answer, move or otherwise respond to the Third Amended Complaint was July 16, 2026. On July 16, 2026, a group of approximately fourteen (14) defendants, including the Company, together filed a Motion to Dismiss the Third Amended Complaint. A substantial number of the other defendants joined the Motion to Dismiss by the court-ordered July 23, 2026 deadline to do so. The briefing period for the motion is scheduled to run through January 20, 2027. Discovery has not yet commenced. As a result, the Company is unable to estimate a range of loss for which losses are reasonably possible. Although the Company believes it has meritorious defenses to the claims and intends to defend against them vigorously, there can be no assurance that the Company will prevail in the lawsuit.
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2026, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2024 MYLTIP Units	2025 MYLTIP Units	2026 MYLTIP Units	2025 OPP Units
14,867,831	3,102,888	330,479	354,940	458,393	711,864
__________
(1)Includes 792,017 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2023 (i.e., 2012 OPP and 2013 - 2023 MYLTIP awards).
Noncontrolling Interest—Common Units
During the six months ended June 30, 2026, 885,882 OP Units were presented by the holders for redemption (including an aggregate of 48,866 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At June 30, 2026, BPLP had outstanding the 2024 - 2026 MYLTIP Units and the 2025 OPP Units. Prior to the end of the respective performance period for each plan, holders of LTIP Units issued pursuant to these awards are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an LTIP Unit, but will not be entitled to receive any special distributions. After the performance period for each plan has ended, (1) the number of LTIP Units, both vested and unvested, that the MYLTIP Unit or 2025 OPP Unit recipients, as applicable, have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an LTIP Unit and (2) the Company will make a “catch-up” payment on the LTIP Units that are ultimately earned, if any, in an amount equal to the regular and special dividends, if any, declared during the respective performance period on a number of shares of Common Stock equal to the number of 2024 - 2026 MYLTIP Units or 2025 OPP Units that are earned, less the distributions actually paid during the performance period of each respective award, which (a) for the earned 2024 - 2026 MYLTIP Units will be payable in the form of cash and (b) for the earned 2025 OPP Units will be in the form of additional earned 2025 OPP Units, provided that if the total number of earned 2025 OPP Units would exceed the total number of 2025 OPP Units granted, then such excess shall be paid in cash.
The following table shows the results for the 2023 MYLTIP awards (after giving effect to employee separation) at the end of its respective three-year measurement period (Aggregate value is shown in millions):

	Measurement Date	Final Payout as a % of Target	Aggregate Value	Forfeited Units
2023 MYLTIP Awards	February 6, 2026	95%	$9.9	168,717
The following table presents BPLP’s distributions on the OP Units, LTIP Units, MYLTIP Units and 2025 OPP Units paid or declared in 2026 and during the six months ended June 30, 2025:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit and 2025 OPP Units
June 30, 2026	July 31, 2026	$0.70	$0.070
March 31, 2026	April 30, 2026	$0.70	$0.070
December 31, 2025	January 29, 2026	$0.70	$0.070
June 30, 2025	July 31, 2025	$0.98	$0.098
March 31, 2025	April 30, 2025	$0.98	$0.098
December 31, 2024	January 30, 2025	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. Based on the last reported price of a share of Common Stock on the New York Stock Exchange of $66.31 per share on June 30, 2026, the value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2023 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at June 30, 2026 was approximately $1.2 billion.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $2.0 billion at June 30, 2026 and December 31, 2025, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
10. Stockholders’ Equity / Partners’ Capital
As of June 30, 2026, BXP had 159,521,510 shares of Common Stock outstanding.
As of June 30, 2026, BXP owned 1,774,922 general partnership units and 157,746,588 limited partnership units in BPLP.
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
During the six months ended June 30, 2026, BXP issued 885,882 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2026 and during the six months ended June 30, 2025:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 30, 2026	July 31, 2026	$0.70	$0.70
March 31, 2026	April 30, 2026	$0.70	$0.70
December 31, 2025	January 29, 2026	$0.70	$0.70
June 30, 2025	July 31, 2025	$0.98	$0.98
March 31, 2025	April 30, 2025	$0.98	$0.98
December 31, 2024	January 30, 2025	$0.98	$0.98
11. Segment Information
Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Makers (“CODMs”). The CODMs decide how resources should be allocated and assess performance on a recurring basis, at least quarterly. The Company’s CODMs are its Chief Executive Officer and President. The CODMs review operating performance and financial reports by geographic area and property type. In addition, given the size of the Company’s joint venture portfolio, the CODMs utilize the Company’s share of net operating income (“NOI”), which includes the Company’s share of NOI from consolidated and unconsolidated joint ventures, as its profit or loss measure in assessing each segment’s performance and deciding how to allocate resources.
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

The following tables present reconciliations of the Company’s share of NOI to Net Income Attributable to BXP, Inc. and Net Income Attributable to Boston Properties Limited Partnership for the three and six months ended June 30, 2026 and 2025.
BXP

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Company’s share of NOI	$500,348	$493,547	$977,015	$988,325
Add:
Development and management services revenue	7,633	8,846	16,840	18,621
Direct reimbursements of payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Income (loss) from unconsolidated joint ventures	(2,448)	(3,324)	32,965	(5,463)
Gains on sales of real estate	6,997	18,390	20,399	18,390
Interest and other income (loss)	6,137	8,063	15,022	15,813
Gains from investments in securities	4,385	2,600	3,819	2,235
Unrealized gain (loss) on non-real estate investments	(75)	(39)	113	(522)
Net operating income attributable to noncontrolling interests in property partnerships	60,335	51,562	112,045	101,264
Less:
General and administrative expense	50,444	42,516	109,785	94,800
Payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Transaction costs	(62)	357	67	1,125
Depreciation and amortization expense	236,977	223,819	464,944	443,926
Loss on sales-type lease	—	—	—	2,490
Net operating income from unconsolidated joint ventures	22,028	31,029	44,398	63,711
Impairment loss	18,036	—	18,036	—
Loss from early extinguishment of debt	—	—	—	338
Interest expense	153,425	162,783	305,518	326,227
Net income	102,464	119,141	235,470	206,046
Less:
Noncontrolling interests in property partnerships	26,121	20,100	45,990	38,849
Noncontrolling interest—common units of the Operating Partnership	7,779	10,064	19,294	17,036
Net income attributable to BXP, Inc.	$68,564	$88,977	$170,186	$150,161

BPLP

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Company’s share of NOI	$500,348	$493,547	$977,015	$988,325
Add:
Development and management services revenue	7,633	8,846	16,840	18,621
Direct reimbursements of payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Income (loss) from unconsolidated joint ventures	(2,448)	(3,324)	32,965	(5,463)
Gains on sales of real estate	7,016	18,489	20,418	18,489
Interest and other income (loss)	6,137	8,063	15,022	15,813
Gains from investments in securities	4,385	2,600	3,819	2,235
Unrealized gain (loss) on non-real estate investments	(75)	(39)	113	(522)
Net operating income attributable to noncontrolling interests in property partnerships	60,335	51,562	112,045	101,264
Less:
General and administrative expense	50,444	42,516	109,785	94,800
Payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Transaction costs	(62)	357	67	1,125
Depreciation and amortization expense	235,321	222,116	461,626	440,520
Loss on sales-type lease	—	—	—	2,490
Net operating income from unconsolidated joint ventures	22,028	31,029	44,398	63,711
Impairment loss	16,752	—	16,752	—
Loss from early extinguishment of debt	—	—	—	338
Interest expense	153,425	162,783	305,518	326,227
Net income	105,423	120,943	240,091	209,551
Less:
Noncontrolling interests in property partnerships	26,121	20,100	45,990	38,849
Net income attributable to Boston Properties Limited Partnership	$79,302	$100,843	$194,101	$170,702
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$895,699	$868,457	$1,767,847	$1,733,672
Less:
Development and management services revenue	7,633	8,846	16,840	18,621
Direct reimbursements of payroll and related costs from management services contracts	3,901	4,104	8,771	8,603
Total rental revenue	$884,165	$855,507	$1,742,236	$1,706,448

The following tables present the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the three and six months ended June 30, 2026 and 2025 (dollars in thousands).
For the three months ended June 30, 2026:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$327,895	$16,153	$276,770	$128,229	$10,994	$105,540	$865,581
Residential	—	—	—	3,683	—	—	3,683
Hotel	14,901	—	—	—	—	—	14,901
Total	342,796	16,153	276,770	131,912	10,994	105,540	884,165
% of Grand Totals	38.77%	1.83%	31.30%	14.92%	1.24%	11.94%	100.00%
Rental Expenses:
Office	115,320	6,562	119,164	49,115	3,369	40,605	334,135
Residential	—	—	—	2,006	—	—	2,006
Hotel	9,369	—	—	—	—	—	9,369
Total	124,689	6,562	119,164	51,121	3,369	40,605	345,510
% of Grand Totals	36.08%	1.90%	34.49%	14.80%	0.98%	11.75%	100.00%
Net operating income	$218,107	$9,591	$157,606	$80,791	$7,625	$64,935	$538,655
% of Grand Totals	40.48%	1.78%	29.26%	15.00%	1.42%	12.06%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(23,176)	—	(37,159)	—	—	—	(60,335)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	8,820	7,274	3,115	(562)	1,894	1,487	22,028
Company’s share of net operating income	$203,751	$16,865	$123,562	$80,229	$9,519	$66,422	$500,348
% of Grand Totals	40.72%	3.37%	24.70%	16.03%	1.90%	13.28%	100.00%

For the three months ended June 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$303,822	$17,616	$264,089	$125,380	$12,112	$105,183	$828,202
Residential	4,400	—	—	3,355	—	4,777	12,532
Hotel	14,773	—	—	—	—	—	14,773
Total	322,995	17,616	264,089	128,735	12,112	109,960	855,507
% of Grand Totals	37.75%	2.06%	30.87%	15.05%	1.42%	12.85%	100.00%
Rental Expenses:
Office	111,235	6,950	114,676	49,632	2,986	40,005	325,484
Residential	1,673	—	—	2,804	—	2,101	6,578
Hotel	9,365	—	—	—	—	—	9,365
Total	122,273	6,950	114,676	52,436	2,986	42,106	341,427
% of Grand Totals	35.81%	2.04%	33.59%	15.36%	0.87%	12.33%	100.00%
Net operating income	$200,722	$10,666	$149,413	$76,299	$9,126	$67,854	$514,080
% of Grand Totals	39.05%	2.07%	29.06%	14.84%	1.78%	13.20%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(15,728)	—	(35,834)	—	—	—	(51,562)
Add: Company’s share of net operating income from unconsolidated joint ventures	9,070	7,053	1,511	4,198	2,277	6,920	31,029
Company’s share of net operating income	$194,064	$17,719	$115,090	$80,497	$11,403	$74,774	$493,547
% of Grand Totals	39.32%	3.59%	23.32%	16.31%	2.31%	15.15%	100.00%

For the six months ended June 30, 2026:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$629,531	$32,685	$544,607	$255,296	$22,014	$225,966	$1,710,099
Residential	872	—	—	7,263	—	—	8,135
Hotel	24,002	—	—	—	—	—	24,002
Total	654,405	32,685	544,607	262,559	22,014	225,966	1,742,236
% of Grand Totals	37.56%	1.88%	31.26%	15.07%	1.26%	12.97%	100.00%
Rental Expenses:
Office	239,067	12,976	237,624	98,358	6,737	81,245	676,007
Residential	655	—	—	3,561	—	—	4,216
Hotel	17,351	—	—	—	—	—	17,351
Total	257,073	12,976	237,624	101,919	6,737	81,245	697,574
% of Grand Totals	36.85%	1.86%	34.06%	14.61%	0.97%	11.65%	100.00%
Net operating income	$397,332	$19,709	$306,983	$160,640	$15,277	$144,721	$1,044,662
% of Grand Totals	38.03%	1.89%	29.39%	15.38%	1.46%	13.85%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(39,231)	—	(72,814)	—	—	—	(112,045)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	17,582	14,077	3,903	(1,091)	3,728	6,199	44,398
Company’s share of net operating income	$375,683	$33,786	$238,072	$159,549	$19,005	$150,920	$977,015
% of Grand Totals	38.44%	3.46%	24.37%	16.33%	1.95%	15.45%	100.00%

For the six months ended June 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$609,111	$34,781	$527,514	$251,188	$24,103	$210,501	$1,657,198
Residential	8,529	—	—	6,858	—	9,493	24,880
Hotel	24,370	—	—	—	—	—	24,370
Total	642,010	34,781	527,514	258,046	24,103	219,994	1,706,448
% of Grand Totals	37.63%	2.04%	30.91%	15.12%	1.41%	12.89%	100.00%
Rental Expenses:
Office	228,120	13,446	224,637	98,184	5,982	80,796	651,165
Residential	3,481	—	—	4,944	—	4,050	12,475
Hotel	16,930	—	—	—	—	—	16,930
Total	248,531	13,446	224,637	103,128	5,982	84,846	680,570
% of Grand Totals	36.51%	1.98%	33.01%	15.15%	0.88%	12.47%	100.00%
Net operating income	$393,479	$21,335	$302,877	$154,918	$18,121	$135,148	$1,025,878
% of Grand Totals	38.36%	2.08%	29.52%	15.10%	1.77%	13.17%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(31,029)	—	(70,235)	—	—	—	(101,264)
Add: Company’s share of net operating income from unconsolidated joint ventures	17,521	14,405	5,024	8,779	4,534	13,448	63,711
Company’s share of net operating income	$379,971	$35,740	$237,666	$163,697	$22,655	$148,596	$988,325
% of Grand Totals	38.44%	3.62%	24.05%	16.56%	2.29%	15.04%	100.00%
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
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units, 2025 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS using the two-class method. Participating securities are included in the computation of diluted EPS using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2023 MYLTIP Units required, and the 2024 - 2026 MYLTIP Units and 2025 OPP Units require, the Company to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including restricted common stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

The following tables calculate BXP and BPLP’s earnings per share / unit for the three and six months ended June 30, 2026 and 2025.
BXP

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Share:	(amounts presented in thousands, except per share data)
Net income attributable to BXP, Inc.	$68,564	$88,977	$170,186	$150,161
Allocation of undistributed earnings to participating securities	—	—	—	—
Net income attributable to BXP, Inc. - basic	68,564	88,977	170,186	150,161
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—	—
Net income attributable to BXP, Inc. - diluted	$68,564	$88,977	$170,186	$150,161

Weighted average common shares outstanding	159,167	158,312	158,863	158,257
Allocation of undistributed earnings to participating securities	—	—	—	—
Weighted average common shares outstanding - basic	159,167	158,312	158,863	158,257
Effect of Dilutive Securities:
Stock Based Compensation (1)	462	483	481	456
Weighted average common shares outstanding - diluted	159,629	158,795	159,344	158,713

Net income attributable to BXP, Inc. - basic earnings per share	$0.43	$0.56	$1.07	$0.95
Net income attributable to BXP, Inc. - diluted earnings per share	$0.43	$0.56	$1.07	$0.95

_______________
(1)During the three and six months ended June 30, 2026 and 2025, there were approximately 1,107,247 and 685,436 unvested performance-based restricted common stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

BPLP

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Unit:	(amounts presented in thousands, except per unit data)
Net income attributable to Boston Properties Limited Partnership	$79,302	$100,843	$194,101	$170,702
Allocation of undistributed earnings to participating securities	—	—	—	—
Net income attributable to Boston Properties Limited Partnership - basic	79,302	100,843	194,101	170,702
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—	—
Net income attributable to Boston Properties Limited Partnership - diluted	$79,302	$100,843	$194,101	$170,702

Weighted average common units outstanding	176,474	175,871	176,397	175,812
Allocation of undistributed earnings to participating securities	—	—	—	—
Weighted average common units outstanding - basic	176,474	175,871	176,397	175,812
Effect of Dilutive Securities:
Stock Based Compensation (1)	462	483	481	456
Weighted average common units outstanding - diluted	176,936	176,354	176,878	176,268

Net income attributable to Boston Properties Limited Partnership basic earnings per unit	$0.45	$0.57	$1.10	$0.97
Net income attributable to Boston Properties Limited Partnership diluted earnings per unit	$0.45	$0.57	$1.10	$0.97

Redeemable common units included in weighted average common units	17,307	17,559	17,534	17,555
_______________
(1)During the three and six months ended June 30, 2026 and 2025, there were approximately 1,107,247 and 685,436 unvested performance-based restricted common stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the period.
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
Issuances (Restricted Stock, LTIP Units and MYLTIP Units)
The following table shows information for restricted common stock issued by BXP, Inc. and LTIP Units and 2026 MYLTIP Units that were issued by BPLP during the six months ended June 30, 2026 (Value is shown in millions):

Issuance	Shares / Units	Value
Restricted Common Stock (1)	100,272	$6.4
LTIP Units (2) (3)	452,750	$26.1
2026 MYLTIP Units (2)	458,393	$14.6
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
A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Because the 2012 OPP Units, 2025 OPP Units and 2013 - 2026 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted common stock, LTIP Units, OPP Units and MYLTIP Units was approximately $15.5 million and $11.6 million for the three months ended June 30, 2026 and 2025, respectively, and $41.5 million and $34.6 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, there was (1) an aggregate of approximately $28.9 million of unrecognized compensation expense related to unvested restricted common stock and LTIP Units and (2) an aggregate of approximately $28.3 million of unrecognized compensation expense related to unvested 2024 - 2026 MYLTIP Units and 2025 OPP Units that is expected to be recognized over a weighted-average period of approximately 3.0 years.
14. Subsequent Events
On July 28, 2026, the Company entered into a $1.2 billion construction loan for the development of 343 Madison Avenue located in New York City, New York. The loan matures on July 28, 2030 and provides for a one-year extension option, subject to customary conditions. The loan bears interest at a variable rate of Term SOFR plus 2.50% per annum, which may be reduced to Term SOFR plus 2.25% per annum upon the achievement of certain leasing and construction milestones. 343 Madison Avenue is an office development project with approximately 930,000 rentable square feet.
On August 5, 2026, the Company completed the sale of its leasehold interest and improvements thereon commonly known as Sumner Square to a third party for a gross sale price of $63.0 million. Sumner Square is an approximately 211,000 net rentable square foot office property located in Washington, DC (See Notes 2 and 3).

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
Overview
BXP is one of the largest publicly traded office REITs (based on total market capitalization as of June 30, 2026) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
We generate revenue and cash primarily by leasing premier workplaces to our clients. We consider premier workplaces to be well-located buildings that are modern structures or have been modernized to compete with newer buildings, are professionally managed and maintained, and offer a number and type of amenities that are in high demand by clients that are focused on the importance of the physical work environment in recruiting and retaining the top-performing employees. As such, these properties attract creditworthy clients and command upper-tier rental rates in their markets. We do not consider the expression “premier workplaces” a classification of our properties in accordance with any standard listing criteria in the real estate industry. We therefore caution investors that our use and definition of “premier workplaces” may be different than the use and definition of similar expressions and traditional classifications that may be used by other companies.
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

We believe our key competitive advantages are our commitments to the office asset class and to our clients as many competitors have divested from the sector, a strong balance sheet with access to capital in the secured and unsecured debt markets and the private and public equity markets, and the high quality of our portfolio of premier workplaces. Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers and to focus on executing long-term leases with financially strong clients that are diverse across market sectors. We believe this strategy provides a competitive advantage as our clients are interested in leasing space in vibrant, amenitized and accessible premier workplaces. This interest has accelerated the flight to quality in the office market. Over the past several years, BXP’s experience and performance has diverged from the larger market sentiment, as premier workplaces have outperformed the broader office market consistently and substantially in both rental rates achieved and occupancy. We believe this divergence validates our strategy and differentiates BXP from other office companies.
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 91% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of June 30, 2026, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of June 30, 2026, our CBD assets were 90.7% occupied and 93.6% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
As of June 30, 2026, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.7 years, and (2) our 20 largest clients, based on square feet, was approximately 9.4 years. Through year-end 2027, we have relatively low exposure to contractual lease expirations with approximately 4.6% of our share of the square footage of our in-service portfolio expiring.
During the second quarter of 2026, BXP continued to successfully execute on the multi-year strategic action plan introduced at our September 2025 Investor Day. The action plan focuses on earnings growth, which we expect will be achieved through a combination of increased occupancy and development deliveries, and reducing leverage through asset sales and retention of cash flow. Our progress reflects steady advancement across these key priorities.
Growth in Funds from Operations (“FFO”) per share depends in large part on the success of our leasing activity and improved occupancy. Leasing momentum remained strong during the second quarter of 2026, as we signed leases for approximately 1.8 million square feet.
During the second quarter of 2026, we continued to advance our strategic asset sales plan and remain ahead of our original disposition objectives. Since January 1, 2026, we have generated approximately $432 million of net sale proceeds and approximately $1.3 billion since our Investor Conference. In addition, five assets are currently under contract for sale, representing approximately $180 million of expected net proceeds, including approximately $120 million anticipated to close during 2026. We also continue to actively market several additional assets. Based on assets currently under contract and those being marketed, we estimate that net disposition proceeds in 2026 could aggregate up to an additional $440 million by year end. We also continue to evaluate additional capital raising opportunities to further enhance liquidity and funding flexibility.
Outlook
Leasing conditions across BXP's portfolio remain constructive, supported by continued demand for premier office assets and improving leasing execution. Activity is increasingly concentrated in BXP’s premier office locations, including Midtown Manhattan, Boston's Back Bay, Reston Town Center, and select San Francisco submarkets, where tightening availability and improving demand are contributing to leasing momentum. At the same time, discussion surrounding the impact of artificial intelligence on office-using employment has become more balanced and constructive, contributing to a more favorable demand backdrop. Collectively, these trends support BXP's view that premier workplaces in gateway markets remain well-positioned to capture evolving tenant demand.
While overall leasing conditions remain favorable, recovery trends continue to differ across markets and property types. Life science leasing demand remains below historical levels, particularly among earlier-stage companies, and certain markets continue to experience a more measured pace of leasing activity. Additionally, elevated financing costs and broader economic uncertainty continue to influence real estate investment and occupier decision-making.
Looking ahead, leasing for vacant space in our in-service buildings and coverage of near‑term lease expirations are expected to be the primary drivers of occupancy and revenue growth in our same property portfolio. We have a modest 300,000 square feet of leases expiring prior to December 31, 2026, a strong pipeline of active negotiations, and a meaningful volume totaling 1.1 million square feet of executed leases scheduled to commence this year.
Together, these factors provide increased visibility into continued occupancy improvement and position us ahead of the occupancy trajectory for 2026 outlined at our September 2025 Investor Day, reinforcing our confidence in achieving our stated goals.
On the supply side, new office construction has effectively slowed to a halt across most of our markets, which we expect will improve long‑term supply‑demand fundamentals and reinforce the relative competitiveness of institutional, well‑amenitized assets. Capital markets sentiment toward the office sector has continued to improve, as reflected in increasing private market transaction activity and greater availability of both debt and equity capital at more attractive pricing. This backdrop is expected to support our leasing momentum, facilitate orderly execution of strategic asset sales, and enable continued capital recycling initiatives throughout 2026.
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
In the second quarter of 2026, we executed 106 leases totaling approximately 1.8 million square feet with a weighted-average lease term of approximately 9.9 years. The amount leased is approximately 129% of our historical 10-year average for the second quarter. Notable signed leases for projects under development include:
•an approximately 148,000 square foot lease with McDermott Will & Schulte at 343 Madison Avenue in New York City, New York, bringing the pre-leased percentage of the project to 50%, and
•an approximately 322,000 square foot lease with Boston Dynamics at Reservoir Place in Waltham, Massachusetts.
At June 30, 2026, BXP’s total in-service portfolio occupancy was 88.4%, an increase of 100 basis points from the first quarter of 2026. Total portfolio leased percentage was 91.3% (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP), an increase of 40 basis points from the first quarter of 2026. The spread between leased and occupied square footage was 290 basis points, representing approximately 1.3 million square feet of leases yet to commence, of which approximately 85% is expected to commence before year-end 2026.
An overview of the leasing activity in each of our regions for the three months ended June 30, 2026 is set forth in the table below. Amounts shown are in square feet, except for percentages, and include 100% of the unconsolidated joint venture properties.

	Leases executed (1)
Region	Total	Second generation space vacant < 2 Years (2)	Change in second generation cash rents, net (3)	Occupancy	Leased (4)
Boston	512,847	177,582	23.66%	92.9%	94.2%
Los Angeles	44,882	3,434	—%	88.2%	90.9%
New York	498,936	217,885	19.92%	86.7%	92.0%
San Francisco	375,987	232,441	(17.76)%	79.7%	82.8%
Seattle	103,440	62,700	(20.11)%	81.9%	85.9%
Washington, DC	219,069	183,799	(10.20)%	90.5%	92.7%
Total / Weighted Average	1,755,161	877,841	1.58%	88.4%	91.3%

__________________
(1)Represents leases executed during the three months ended June 30, 2026 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development/redevelopment.
(2)Second generation leases are defined as leases for in-service spaces that have previously been leased.
(3)Represents the increase (decrease) in net rent (gross rent less operating expenses) under the new leases versus expired leases on the 877,841 square feet of second generation leases that had been occupied within the 24 months preceding the execution of the new leases; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis. The calculation for the increase (decrease) of gross rent is based on current quarter expenses.
(4)Represents signed leases for which lease revenue recognition has commenced in accordance with GAAP and signed leases for vacant space with future commencement dates.
The table below details the leasing activity and second generation leasing information for leases executed, including 100% of the unconsolidated joint venture properties, during the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	(Square Feet)
1st generation leases (1)	551,047	745,798
2nd generation leases with new clients (2)	734,967	1,317,235
2nd generation leases renewals (2)	469,147	841,020
Leases executed during the period, in square feet (3)	1,755,161	2,904,053
Second generation leasing information: (2)
Weighted Average Lease Term	83 Months	92 Months
Weighted Average Free Rent Period	172 Days	185 Days
Total Transaction Costs Per Square Foot (4)	$99.12	$109.65
Lease costs per year of term	$14.32	$14.30
__________________
(1)First generation leases are defined as leases for development and redevelopment space that have not previously been leased.
(2)Second generation leases are defined as leases for in-service spaces that have previously been leased.
(3)Represents leases executed during the three months ended June 30, 2026 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development/redevelopment.
(4)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.

The table below details the vacancy activity in our portfolio, including 100% of the unconsolidated joint venture properties, that commenced revenue recognition during the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	(Square Feet)
Vacant space available at the beginning of the period	5,756,769	6,342,127
Vacant space from property dispositions/properties taken out of service (1)	—	(389,363)
Vacant space from properties placed (and partially placed) in-service (2)	572,578	602,862
Leases expiring or terminated during the period	1,629,883	3,820,382
Total space available for lease	7,959,230	10,376,008
1st generation leases (3)	775,869	896,626
2nd generation leases with new clients (4)	825,784	1,619,957
2nd generation lease renewals (4)	970,125	2,471,973
Total leases commenced during the period (5)	2,571,778	4,988,556
Vacant space available for lease at the end of the period	5,387,452	5,387,452
__________________
(1)Total square feet from property dispositions during the six months ended June 30, 2026 consists of 260,762 square feet at Gateway Commons and 79,382 square feet at North First Business Park. Total square feet from properties taken out of service during the six months ended June 30, 2026 consists of 49,219 square feet at Santa Monica Business Park.
(2)Total square feet from properties placed in service during the three months ended June 30, 2026 consists of 572,578 square feet at 290 Binney Street. Total square feet from properties placed in service during the six months ended June 30, 2026 consists of 572,578 square feet at 290 Binney Street and 30,284 square feet at Reston Next Retail.
(3)First generation leases are defined as leases for development and redevelopment spaces that have not previously been leased.
(4)Second generation leases are defined as leases for in-service spaces that have previously been leased.
(5)Leases for 296,406 and 598,600 square feet were signed during the three and six months ended June 30, 2026, respectively.
Investment Activity
BXP fully placed in-service 290 Binney Street in Cambridge, Massachusetts. 290 Binney Street is a 16-story, 572,578 square foot laboratory/life sciences property that is 100% leased to AstraZeneca.
BXP commenced the redevelopment of Reservoir Place, an approximately 363,000 square foot project located in Waltham, Massachusetts, that is 89% pre-leased to Boston Dynamics. Boston Dynamics plans to transform the property into a premier center for robotics and AI innovation.
As part of BXP’s strategy to use residential entitlements to maximize the value of its land holdings, BXP raised private equity from an institutional investor and formed a joint venture that commenced the development of a 4.7-acre land parcel into a 359-unit multi-family residential project in Herndon, Virginia. BXP has a 20% ownership interest in the joint venture and is serving as the development manager.
On July 28, 2026, BXP entered into a $1.2 billion construction loan for the development of 343 Madison Avenue in New York City, New York (see Note 14 to the Consolidated Financial Statements). The financing represents a significant milestone in the capitalization of the project and supports its ongoing construction. In addition, the loan significantly reduces BXP's remaining equity requirement to complete its development pipeline from approximately $2.1 billion to approximately $900 million.
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
Results of Operations
At June 30, 2026 and 2025, we owned or had joint venture interests in a portfolio of 164 and 186 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and six months ended June 30, 2026 and 2025 shows separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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
Results of Operations for the Six Months Ended June 30, 2026 and 2025
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership increased by approximately $20.0 million and $23.4 million, respectively, for the six months ended June 30, 2026 compared to 2025, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the six months ended June 30, 2026 and 2025. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48.
BXP

	Six months ended June 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$170,186	$150,161	$20,025	13.34%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	19,294	17,036	2,258	13.25%
Noncontrolling interests in property partnerships	45,990	38,849	7,141	18.38%
Net Income	235,470	206,046	29,424	14.28%
Other Expenses:
Add:
Interest expense	305,518	326,227	(20,709)	(6.35)%
Loss from early extinguishment of debt	—	338	(338)	(100.00)%
Impairment loss	18,036	—	18,036	100.00%
Loss on sales-type lease	—	2,490	(2,490)	(100.00)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	113	(522)	635	121.65%
Gains from investments in securities	3,819	2,235	1,584	70.87%
Interest and other income (loss)	15,022	15,813	(791)	(5.00)%
Gains on sales of real estate	20,399	18,390	2,009	10.92%
Income (loss) from unconsolidated joint ventures	32,965	(5,463)	38,428	703.42%
Other Expenses:
Add:
Depreciation and amortization expense	464,944	443,926	21,018	4.73%
Transaction costs	67	1,125	(1,058)	(94.04)%
Payroll and related costs from management services contracts	8,771	8,603	168	1.95%
General and administrative expense	109,785	94,800	14,985	15.81%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,771	8,603	168	1.95%
Development and management services revenue	16,840	18,621	(1,781)	(9.56)%
Net Operating Income (“NOI”)	$1,044,662	$1,025,878	$18,784	1.83%

BPLP

	Six months ended June 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$194,101	$170,702	$23,399	13.71%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	45,990	38,849	7,141	18.38%
Net Income	240,091	209,551	30,540	14.57%
Other Expenses:
Add:
Interest expense	305,518	326,227	(20,709)	(6.35)%
Loss from early extinguishment of debt	—	338	(338)	(100.00)%
Impairment loss	16,752	—	16,752	100.00%
Loss on sales-type lease	—	2,490	(2,490)	(100.00)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	113	(522)	635	121.65%
Gains from investments in securities	3,819	2,235	1,584	70.87%
Interest and other income (loss)	15,022	15,813	(791)	(5.00)%
Gains on sales of real estate	20,418	18,489	1,929	10.43%
Income (loss) from unconsolidated joint ventures	32,965	(5,463)	38,428	703.42%
Other Expenses:
Add:
Depreciation and amortization expense	461,626	440,520	21,106	4.79%
Transaction costs	67	1,125	(1,058)	(94.04)%
Payroll and related costs from management services contracts	8,771	8,603	168	1.95%
General and administrative expense	109,785	94,800	14,985	15.81%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,771	8,603	168	1.95%
Development and management services revenue	16,840	18,621	(1,781)	(9.56)%
Net Operating Income (“NOI”)	$1,044,662	$1,025,878	$18,784	1.83%
Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 138 properties totaling approximately 40.7 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2025 and owned and in service through June 30, 2026. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2025 or disposed of on or prior to June 30, 2026. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2026 and 2025 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold. We did not acquire any properties during the six months ended June 30, 2026 and 2025.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2026	2025	Increase/ (Decrease)	% Change	2026	2025	2026	2025	2026	2025	2026	2025	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,598,565	$1,561,814	$36,751	2.35%	$21,463	$516	$5,440	$16,233	$936	$13,073	$1,626,404	$1,591,636	$34,768	2.18%
Termination Income	15,656	806	14,850	1,842.43%	—	—	—	—	—	350	15,656	1,156	14,500	1,254.33%
Lease Revenue	1,614,221	1,562,620	51,601	3.30%	21,463	516	5,440	16,233	936	13,423	1,642,060	1,592,792	49,268	3.09%
Parking and Other	66,982	62,926	4,056	6.45%	811	—	246	1,289	—	191	68,039	64,406	3,633	5.64%
Total Rental Revenue (1)	1,681,203	1,625,546	55,657	3.42%	22,274	516	5,686	17,522	936	13,614	1,710,099	1,657,198	52,901	3.19%
Real Estate Operating Expenses	660,904	632,130	28,774	4.55%	4,125	852	10,599	11,382	379	6,801	676,007	651,165	24,842	3.82%
Net Operating Income (Loss), Excluding Residential and Hotel	1,020,299	993,416	26,883	2.71%	18,149	(336)	(4,913)	6,140	557	6,813	1,034,092	1,006,033	28,059	2.79%
Residential Net Operating Income (2)	3,599	1,915	1,684	87.94%	—	—	—	—	320	10,490	3,919	12,405	(8,486)	(68.41)%
Hotel Net Operating Income (2)	6,651	7,440	(789)	(10.60)%	—	—	—	—	—	—	6,651	7,440	(789)	(10.60)%
Net Operating Income (Loss)	$1,030,549	$1,002,771	$27,778	2.77%	$18,149	$(336)	$(4,913)	$6,140	$877	$17,303	$1,044,662	$1,025,878	$18,784	1.83%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48. Residential Net Operating Income for the six months ended June 30, 2026 and 2025 is comprised of Residential Revenue of $8,135 and $24,880 less Residential Expenses of $4,216 and $12,475, respectively. Hotel Net Operating Income for the six months ended June 30, 2026 and 2025 is comprised of Hotel Revenue of $24,002 and $24,370 less Hotel Expenses of $17,351 and $16,930, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $36.8 million for the six months ended June 30, 2026 compared to 2025. The increase was a result of our average revenue per square foot increasing by approximately $1.08, contributing approximately $19.5 million, and our average occupancy increasing from 88.1% to 89.1%, contributing approximately $17.3 million.
Termination Income
Termination income increased by approximately $14.9 million for the six months ended June 30, 2026 compared to 2025.
Termination income for the six months ended June 30, 2026 and 2025 related to 18 and three clients, respectively, across the Same Property Portfolio and totaled approximately $15.7 million and $0.8 million, respectively.
Parking and Other Revenue
Parking and other revenue increased by approximately $4.1 million for the six months ended June 30, 2026 compared to 2025. Parking and other revenue increased by approximately $3.4 million and $0.7 million, respectively. The increase in parking revenue was primarily due to an increase in monthly parking. The increase in other revenue was primarily associated with an increase in insurance proceeds.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $28.8 million, or 4.6%, for the six months ended June 30, 2026 compared to 2025.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2025 and June 30, 2026.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2026	2025	Change	2026	2025	Change
				(dollars in thousands)
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	$1,531	$118	$1,413	$423	$108	$315
Reston Next Retail	First Quarter, 2025	First Quarter, 2026	30,284	—	—	—	146	29	117
1050 Winter Street	Second Quarter, 2025	Third Quarter, 2025	162,274	2,863	398	2,465	1,443	715	728
290 Binney Street	Second Quarter, 2026	Second Quarter, 2026	572,578	17,880	—	17,880	2,113	—	2,113
			851,765	$22,274	$516	$21,758	$4,125	$852	$3,273

Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2025 and June 30, 2026.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2026	2025	Change	2026	2025	Change
Held for Development or Redevelopment (1)			(dollars in thousands)

Lexington Office Park	March 31, 2023	167,000	$585	$438	$147	$1,011	$947	$64
1000 & 1100 Winter Street	December 31, 2025	567,000	2,587	7,619	(5,032)	4,555	4,271	284
Kingstowne One	September 30, 2024	154,000	937	323	614	614	696	(82)
Santa Monica Business Park (2)	March 31, 2026	260,000	1,471	5,790	(4,319)	2,648	3,112	(464)
		1,148,000	5,580	14,170	(8,590)	8,828	9,026	(198)
Redevelopment
Reservoir Place (3)	March 31, 2025	363,000	106	3,352	(3,246)	1,771	2,356	(585)
		363,000	106	3,352	(3,246)	1,771	2,356	(585)
		1,511,000	$5,686	$17,522	$(11,836)	$10,599	$11,382	$(783)
_____________
(1)These properties are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we anticipate a future development/redevelopment of the property. A property will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing.
(2)This portion of Santa Monica Business Park is comprised of two buildings, 2850 Ocean Park and 2800 28th Street.
(3)Reservoir Place is an approximately 528,000 square foot office building, of which approximately 165,000 square feet remains in-service. Reservoir Place commenced redevelopment during the six months ended June 30, 2026.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2025 and June 30, 2026.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Square Feet	2026	2025	Change	2026	2025	Change
			(dollars in thousands)
Land
17 Hartwell Avenue	June 27, 2025	30,000	$—	$(4)	$4	$—	$215	$(215)
Almaden Boulevard	October 17, 2025	N/A	—	191	(191)	—	249	(249)
Land Parcels at Broad Run	December 1, 2025	N/A	—	—	—	—	24	(24)
3625 Peterson Way	December 11, 2025	N/A	—	1,228	(1,228)	—	554	(554)
North First Business Park (1)	January 14, 2026	191,000	77	1,113	(1,036)	61	968	(907)
Shady Grove Parcel 1	February 5, 2026	N/A	—	—	—	(1)	137	(138)
Total Land		221,000	77	2,528	(2,451)	60	2,147	(2,087)

Residential
Proto Kendall Square	December 18, 2025	166,700	—	6,069	(6,069)	—	2,126	(2,126)
Signature at Reston Town Center	December 19, 2025	517,800	—	9,493	(9,493)	—	4,050	(4,050)
The Lofts at Atlantic Wharf	February 25, 2026	87,000	863	2,459	(1,596)	543	1,355	(812)
Total Residential		771,500	863	18,021	(17,158)	543	7,531	(6,988)

Non-Strategic Office / Retail
140 Kendrick Street	December 17, 2025	409,200	—	9,611	(9,611)	—	4,114	(4,114)
Kingstowne Retail	April 17, 2026	88,300	859	1,475	(616)	319	540	(221)
Total Non-Strategic Office / Retail		497,500	859	11,086	(10,227)	319	4,654	(4,335)
		1,490,000	$1,799	$31,635	$(29,836)	$922	$14,332	$(13,410)
______________
(1)Rental revenue for the six months ended June 30, 2025 includes approximately $0.4 million of termination income.
Residential Net Operating Income
Net operating income for our residential same property increased by approximately $1.7 million for the six months ended June 30, 2026 compared to 2025.
The following reflects our occupancy and rental rate information, by region, for our residential same property for the six months ended June 30, 2026 and 2025.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)
San Francisco	$3,178	$3,055	4.0%	$4.02	$3.84	4.7%	91.9%	90.1%	2.0%	91.0%	88.6%	2.7%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $6.7 million for the six months ended June 30, 2026, representing a decrease of approximately $0.8 million compared to the six months ended June 30, 2025, which was partially attributable to an increase in operating expenses.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2026 and 2025.

	2026	2025	Change (%)
Occupancy	79.3%	78.8%	0.6%
Average daily rate	$320.95	$318.90	0.6%
REVPAR	$254.40	$251.45	1.2%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.8 million for the six months ended June 30, 2026 compared to 2025. Management services revenue and development services revenue decreased by approximately $1.6 million and $0.2 million, respectively. The decrease in management services revenue is primarily related to a leasing commission earned from an unconsolidated joint venture in the New York region in 2025 that did not recur in 2026.
General and Administrative Expense
General and administrative expense increased by approximately $15.0 million for the six months ended June 30, 2026 compared to 2025 primarily due to increases in compensation expense and other general and administrative expenses of approximately $13.6 million and $1.4 million, respectively. The increase in compensation expense includes an approximately $5.8 million non-cash increase related to the December 2025 issuance of the 2025 Outperformance Plan Awards (“2025 OPP Units”) and an approximately $1.6 million increase in the value of our deferred compensation plan.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the six months ended June 30, 2026 and 2025 were approximately $8.6 million and $9.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $1.1 million for the six months ended June 30, 2026 compared to 2025. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $21.0 million and $21.1 million for the six months ended June 30, 2026 compared to 2025, for BXP and BPLP, respectively, as detailed below (in thousands).

Portfolio	BXP			BPLP
	2026	2025	Change	2026	2025	Change
Same Property Portfolio	$453,340	$428,163	$25,177	$450,022	$424,757	$25,265
Properties Placed In-Service Portfolio	6,246	469	5,777	6,246	469	5,777
Properties in or Held for Development or Redevelopment Portfolio	4,963	6,373	(1,410)	4,963	6,373	(1,410)
Properties Sold Portfolio	395	8,921	(8,526)	395	8,921	(8,526)
	$464,944	$443,926	$21,018	$461,626	$440,520	$21,106

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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the six months ended June 30, 2026 compared to 2025, income (loss) from unconsolidated joint ventures increased by approximately $38.4 million primarily due to approximately $42.4 million from gains on sales related to three transactions during the six months ended June 30, 2026 (See Note 5 to the Consolidated Financial Statements).
Gains on Sales of Real Estate
Gains on sales of real estate increased by approximately $2.0 million and $1.9 million for the six months ended June 30, 2026 compared to 2025, for BXP and BPLP, respectively, as detailed below. For additional information on the sales that occurred during the six months ended June 30, 2026, refer to Note 3 to the Consolidated Financial Statements.

				Gain (Loss) on Sale (1)
Property	Location	Date Disposed	Square Feet	BXP	BPLP
2026
Land:
North First Business Park (2)	San Jose, CA	January 14, 2026	191,000	$(229)	$(229)
Shady Grove Parcel 1 (2)	Rockville, MD	February 5, 2026	N/A	(763)	(763)
Subtotal			191,000	(992)	(992)

Residential:
The Lofts at Atlantic Wharf (3)	Boston, MA	February 25, 2026	87,000	14,764	14,764

Retail:
Kingstowne Retail (3)	Alexandria, VA	April 17, 2026	88,300	7,029	7,048
Total			366,300	$20,801	$20,820
2025
Land:
17 Hartwell Avenue (3)	Lexington, MA	June 27, 2025	30,000	$18,390	$18,489
Total			30,000	$18,390	$18,489
_______________
(1)For the six months ended June 30, 2026, the total excludes approximately $0.3 million of loss in connection with the sale of our entire 50% ownership interest in the joint venture entity that owned Gateway Commons as a result of our outstanding receivable balance for development and construction management fees that were forfeited (see Note 5 to the Consolidated Financial Statements), and $0.1 million of loss related to sales that occurred in prior periods.
(2)We had previously recognized an impairment loss for this property.
(3)The fair value of the real estate disposed exceeded the carrying value.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $0.8 million for the six months ended June 30, 2026 compared to 2025, due primarily to lower interest income partially offset by a reserve related to the unpaid default interest on one of our related party notes receivable during the six months ended June 30, 2025 of approximately $4.3 million.

Gains from Investments in Securities
Gains from investments in securities for the six months ended June 30, 2026 and 2025 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire, similar or identical investments as those selected by each officer or non-employee director and hold them in a separate account that is unrestricted as to its use. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2026 and 2025, we recognized gains of approximately $3.8 million and $2.2 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $3.8 million and $2.2 million during the six months ended June 30, 2026 and 2025, respectively, as a result of increases in our liability under our deferred compensation plans that were associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the six months ended June 30, 2026 and 2025, we recognized an unrealized gain (loss) of approximately $0.1 million and $(0.5) million, respectively, due to the observable changes in the fair value of the investments.
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
Impairment Loss
On May 27, 2026, we entered into an agreement to sell our leasehold interest and improvements thereon commonly known as the Sumner Square to a third party and on May 29, 2026, the sale met our “held for sale” criteria. Following the classification of the assets as “held for sale,” the assets are written down to the lower of carrying value or estimated fair value, less the costs to sell. As a result, BXP and BPLP recognized a non-cash impairment loss of approximately $18.0 million and $16.8 million, respectively, during the six months ended June 30, 2026 (See Notes 2, 3 and 14 to the Consolidated Financial Statements).
Loss From Early Extinguishment of Debt
On March 28, 2025, BPLP amended and restated its revolving credit agreement. As a result of the amendment and restatement, during the six months ended June 30, 2025, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs.

Interest Expense
Interest expense decreased by approximately $20.7 million for the six months ended June 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2026 compared to June 30, 2025
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025	$10,000
Amortization expense of financing fees	2,062
Unsecured commercial paper	563
Other interest expense (excluding senior notes)	115
Total increases to interest expense	12,740
Decreases to interest expense due to:
Repayment of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on February 2, 2026	(15,348)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net (1)	(7,477)
Increase in capitalized interest related to development projects	(6,894)
Mortgage loan financings (1)	(2,282)
Repayment of $850 million in aggregate principal of the 3.200% senior notes due 2025 on January 15, 2025	(1,058)
Decrease in interest due to finance leases	(390)
Total decreases to interest expense	(33,449)
Total change in interest expense	$(20,709)
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2026 and 2025 was approximately $29.4 million and $22.5 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2026, our variable rate debt consisted of (1) the $100.0 million unsecured term loan facility (“2024 Unsecured Term Loan”), (2) BPLP’s $2.95 billion unsecured credit facility (“2025 Credit Facility”) and (3) BPLP’s $750.0 million unsecured commercial paper program (“Commercial Paper Program”). The 2025 Credit Facility consists of (1) a revolving line of credit (the “Revolving Facility”) of $2.25 billion and (2) an unsecured term loan facility (the “Term Loan Facility”) of $700.0 million. As of June 30, 2026, there were $100.0 million, $700.0 million and $750.0 million outstanding under the 2024 Unsecured Term Loan, 2025 Credit Facility and Commercial Paper Program, respectively.
In addition, we have an aggregate of $800.0 million of mortgage notes collateralized by Santa Monica Business Park and 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bear interest at variable rates. However, $600.0 million of this debt has been hedged with interest rate swaps to fix SOFR, the base rate for the mortgage collateralized by 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties, for the applicable debt term.
For a summary of our consolidated debt as of June 30, 2026 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $7.1 million for the six months ended June 30, 2026 compared to 2025, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2026	2025	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$7,660	$4,800	$2,860
7 Times Square (2)	5,245	7,120	(1,875)
601 Lexington Avenue	6,057	5,666	391
100 Federal Street	6,219	5,725	494
Atlantic Wharf Office Building	8,562	7,750	812
343 Madison Avenue (3)	—	(1)	1
300 Binney Street	7,218	7,132	86
290 Binney Street (4)	5,029	657	4,372
	$45,990	$38,849	$7,141
______________
(1)The increase was primarily due to a decrease in repairs and maintenance expense.
(2)The decrease was primarily due to the expiration of a tax credit.
(3)On August 27, 2025, we acquired our partner’s 45% ownership interest.
(4)Property was fully placed in-service on April 30, 2026.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $2.3 million for the six months ended June 30, 2026 compared to 2025 due to an increase in allocable income. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended June 30, 2026 and 2025
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership decreased approximately $20.4 million and $21.5 million, respectively, for the three months ended June 30, 2026 compared to 2025, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the three months ended June 30, 2026 and 2025. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48.

BXP

	Three months ended June 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$68,564	$88,977	$(20,413)	(22.94)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	7,779	10,064	(2,285)	(22.70)%
Noncontrolling interests in property partnerships	26,121	20,100	6,021	29.96%
Net Income	102,464	119,141	(16,677)	(14.00)%
Other Expenses:
Add:
Interest expense	153,425	162,783	(9,358)	(5.75)%
Impairment loss	18,036	—	18,036	100.00%
Unrealized loss on non-real estate investments	75	39	36	92.31%
Loss from unconsolidated joint ventures	2,448	3,324	(876)	(26.35)%
Other Income:
Less:
Gains from investments in securities	4,385	2,600	1,785	68.65%
Interest and other income (loss)	6,137	8,063	(1,926)	(23.89)%
Gain on sale of real estate	6,997	18,390	(11,393)	(61.95)%
Other Expenses:
Add:
Depreciation and amortization expense	236,977	223,819	13,158	5.88%
Transaction costs	(62)	357	(419)	(117.37)%
Payroll and related costs from management services contracts	3,901	4,104	(203)	(4.95)%
General and administrative expense	50,444	42,516	7,928	18.65%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,901	4,104	(203)	(4.95)%
Development and management services revenue	7,633	8,846	(1,213)	(13.71)%
Net Operating Income (“NOI”)	$538,655	$514,080	$24,575	4.78%

BPLP

	Three months ended June 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$79,302	$100,843	$(21,541)	(21.36)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	26,121	20,100	6,021	29.96%
Net Income	105,423	120,943	(15,520)	(12.83)%
Other Expenses:
Add:
Interest expense	153,425	162,783	(9,358)	(5.75)%
Impairment loss	16,752	—	16,752	100.00%
Unrealized loss on non-real estate investments	75	39	36	92.31%
Loss from unconsolidated joint ventures	2,448	3,324	(876)	(26.35)%
Other Income:
Less:
Gains from investments in securities	4,385	2,600	1,785	68.65%
Interest and other income (loss)	6,137	8,063	(1,926)	(23.89)%
Gains on sales of real estate	7,016	18,489	(11,473)	(62.05)%
Other Expenses:
Add:
Depreciation and amortization expense	235,321	222,116	13,205	5.95%
Transaction costs	(62)	357	(419)	(117.37)%
Payroll and related costs from management services contracts	3,901	4,104	(203)	(4.95)%
General and administrative expense	50,444	42,516	7,928	18.65%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,901	4,104	(203)	(4.95)%
Development and management services revenue	7,633	8,846	(1,213)	(13.71)%
Net Operating Income (“NOI”)	$538,655	$514,080	$24,575	4.78%
Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 138 properties totaling approximately 40.7 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2025 and owned and in-service through June 30, 2026. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after April 1, 2025 or disposed of on or prior to June 30, 2026. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2026 and 2025 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold. We did not acquire any properties during the three months ended June 30, 2026 and 2025.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2026	2025	Increase/ (Decrease)	% Change	2026	2025	2026	2025	2026	2025	2026	2025	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$802,747	$778,461	$24,286	3.12%	$19,908	$428	$2,541	$7,602	$154	$6,345	$825,350	$792,836	$32,514	4.10%
Termination Income	2,828	559	2,269	405.90%	—	—	—	—	—	350	2,828	909	1,919	211.11%
Lease Revenue	805,575	779,020	26,555	3.41%	19,908	428	2,541	7,602	154	6,695	828,178	793,745	34,433	4.34%
Parking and Other Revenue	36,484	33,642	2,842	8.45%	811	—	108	713	—	102	37,403	34,457	2,946	8.55%
Total Rental Revenue (1)	842,059	812,662	29,397	3.62%	20,719	428	2,649	8,315	154	6,797	865,581	828,202	37,379	4.51%
Real Estate Operating Expenses	326,187	316,247	9,940	3.14%	3,135	395	4,793	5,409	20	3,433	334,135	325,484	8,651	2.66%
Net Operating Income (Loss), Excluding Residential and Hotel	515,872	496,415	19,457	3.92%	17,584	33	(2,144)	2,906	134	3,364	531,446	502,718	28,728	5.71%
Residential Net Operating Income (2)	1,677	552	1,125	203.80%	—	—	—	—	—	5,402	1,677	5,954	(4,277)	(71.83)%
Hotel Net Operating Income (2)	5,532	5,408	124	2.29%	—	—	—	—	—	—	5,532	5,408	124	2.29%
Net Operating Income (Loss)	$523,081	$502,375	$20,706	4.12%	$17,584	$33	$(2,144)	$2,906	$134	$8,766	$538,655	$514,080	$24,575	4.78%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48. Residential Net Operating Income for the three months ended June 30, 2026 and 2025 is comprised of Residential Revenue of $3,683 and $12,532 less Residential Expenses of $2,006 and $6,578, respectively. Hotel Net Operating Income for the three months ended June 30, 2026 and 2025 is comprised of Hotel Revenue of $14,901 and $14,773 less Hotel Expenses of $9,369 and $9,365, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $24.3 million for the three months ended June 30, 2026 compared to 2025. The increase resulted from our average revenue per square foot increasing by approximately $1.47, contributing approximately $13.2 million, and our average occupancy increasing from 88.0% to 89.2%, contributing approximately $11.1 million.
Termination Income
Termination income increased by approximately $2.3 million for the three months ended June 30, 2026 compared to 2025.
Termination income for the three months ended June 30, 2026 and 2025 related to 13 and two clients, respectively, across the Same Property Portfolio and totaled approximately $2.8 million and $0.6 million, respectively.
Parking and Other Revenue
Parking and other revenue increased by approximately $2.8 million for the three months ended June 30, 2026 compared to 2025. Parking and other revenue increased by approximately $2.0 million and $0.8 million, respectively. The increase in parking revenue was primarily due to an increase in monthly parking. The increase in other revenue was primarily associated with an increase in insurance proceeds.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $9.9 million, or 3.1%, for the three months ended June 30, 2026 compared to 2025.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between April 1, 2025 and June 30, 2026.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2026	2025	Change	2026	2025	Change
				(dollars in thousands)
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	$1,111	$61	$1,050	$203	$55	$148
Reston Next Retail	First Quarter, 2025	First Quarter, 2026	30,284	—	—	—	90	16	74
1050 Winter Street	Second Quarter, 2025	Third Quarter, 2025	162,274	1,728	367	1,361	729	324	405
290 Binney Street	Second Quarter, 2026	Second Quarter, 2026	572,578	17,880	—	17,880	2,113	—	2,113
			851,765	$20,719	$428	$20,291	$3,135	$395	$2,740

Properties In or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between April 1, 2025 and June 30, 2026.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2026	2025	Change	2026	2025	Change
Held for Development or Redevelopment (1)			(dollars in thousands)

Lexington Office Park	March 31, 2023	167,000	$286	$227	$59	$329	$378	$(49)
1000 & 1100 Winter Street	December 31, 2025	567,000	1,222	3,749	(2,527)	2,086	2,008	78
Kingstowne One	September 30, 2024	154,000	347	(89)	436	295	305	(10)
Santa Monica Business Park (2)	March 31, 2026	260,000	731	2,951	(2,220)	1,303	1,606	(303)
		1,148,000	2,586	6,838	(4,252)	4,013	4,297	(284)
Redevelopment
Reservoir Place (3)	March 31, 2025	363,000	63	1,477	(1,414)	780	1,112	(332)
		363,000	63	1,477	(1,414)	780	1,112	(332)
		1,511,000	$2,649	$8,315	$(5,666)	$4,793	$5,409	$(616)
______________
(1)These properties are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we anticipate a future development/redevelopment of the property. A property will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing.
(2)This portion of Santa Monica Business Park is comprised of two buildings, 2850 Ocean Park and 2800 28th Street.
(3)Reservoir Place is an approximately 528,000 square foot office building, of which approximately 165,000 square feet remains in-service. Reservoir Place commenced redevelopment during the three months ended June 30, 2026.

Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2025 and June 30, 2026.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Square Feet	2026	2025	Change	2026	2025	Change
			(dollars in thousands)
Land
17 Hartwell Avenue	June 27, 2025	30,000	$—	$—	$—	$—	$98	$(98)
Almaden Boulevard	October 17, 2025	N/A	—	101	(101)	—	125	(125)
Land Parcels at Broad Run	December 1, 2025	N/A	—	—	—	—	11	(11)
3625 Peterson Way	December 11, 2025	N/A	—	614	(614)	—	271	(271)
North First Business Park (1)	January 14, 2026	191,000	—	450	(450)	—	482	(482)
Shady Grove Parcel 1	February 5, 2026	N/A	—	—	—	—	55	(55)
Total Land		221,000	—	1,165	(1,165)	—	1,042	(1,042)

Residential
Proto Kendall Square	December 18, 2025	166,700	—	3,064	(3,064)	—	983	(983)
Signature at Reston Town Center	December 19, 2025	517,800	—	4,777	(4,777)	—	2,101	(2,101)
The Lofts at Atlantic Wharf	February 25, 2026	87,000	—	1,335	(1,335)	—	690	(690)
Total Residential		771,500	—	9,176	(9,176)	—	3,774	(3,774)

Non-Strategic Office / Retail
140 Kendrick Street	December 17, 2025	409,200	—	4,903	(4,903)	—	2,139	(2,139)
Kingstowne Retail	April 17, 2026	88,300	154	729	(575)	20	252	(232)
Total Non-Strategic Office / Retail		497,500	154	5,632	(5,478)	20	2,391	(2,371)
		1,490,000	$154	$15,973	$(15,819)	$20	$7,207	$(7,187)
______________
(1)Rental revenue for the three months ended June 30, 2025 includes approximately $0.4 million of termination income.
Residential Net Operating Income
Net operating income for our residential same property increased by approximately $1.1 million for the three months ended June 30, 2026 compared to 2025.
The following reflects our occupancy and rental rate information, by region, for our residential same property for the three months ended June 30, 2026 and 2025.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)
San Francisco	$3,270	$2,996	9.1%	$4.12	$3.76	9.6%	92.1%	89.6%	2.8%	91.9%	87.9%	4.6%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had Net Operating Income of approximately $5.5 million for the three months ended June 30, 2026, representing an increase of approximately $0.1 million compared to the three months ended June 30, 2025.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2026 and 2025.

	2026	2025	Change (%)
Occupancy	84.8%	82.8%	2.4%
Average daily rate	$374.01	$373.26	0.2%
REVPAR	$317.08	$308.90	2.6%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.2 million for the three months ended June 30, 2026 compared to 2025. Development services revenue and management services revenue decreased by approximately $0.7 million and $0.5 million, respectively. The decrease in development services revenue is primarily related to decreases in fees associated with tenant improvement projects in the Boston and New York regions. The decrease in management services revenue is primarily related to a leasing commission earned from an unconsolidated joint venture in the New York region in 2025 that did not recur in 2026.
General and Administrative Expense
General and administrative expense increased by approximately $7.9 million for the three months ended June 30, 2026 compared to 2025 primarily due to increases in compensation expense and other general and administrative expenses of approximately $7.4 million and $0.5 million, respectively. The increase in compensation expense includes an approximately $2.9 million non-cash increase related to the December 2025 issuance of the 2025 OPP Units and an approximately $1.8 million increase in the value of our deferred compensation plan.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2026 and 2025 were approximately $4.6 million and $4.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.4 million for the three months ended June 30, 2026 compared to 2025. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $13.2 million for the three months ended June 30, 2026 compared to 2025, for BXP and BPLP, as detailed below (in thousands).

Portfolio	BXP			BPLP
	2026	2025	Change	2026	2025	Change
Same Property Portfolio	$228,897	$216,265	$12,632	$227,241	$214,562	$12,679
Properties Placed In-Service Portfolio	5,651	247	5,404	5,651	247	5,404
Properties in or Held for Development or Redevelopment Portfolio	2,407	2,847	(440)	2,407	2,847	(440)
Properties Sold Portfolio	22	4,460	(4,438)	22	4,460	(4,438)
	$236,977	$223,819	$13,158	$235,321	$222,116	$13,205

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended June 30, 2026 compared to 2025, loss from unconsolidated joint ventures decreased by approximately $0.9 million primarily due to the approximately $0.8 million gain on sale of real estate in connection with the sale of 13150 Worldgate Drive, during the three months ended June 30, 2026 (See Note 5 to the Consolidated Financial Statements).
Gains on Sales of Real Estate
For the three months ended June 30, 2026 compared to 2025, gains on sales of real estate for BXP and BPLP decreased by approximately $11.4 million and $11.5 million, respectively, as detailed below (dollars in thousands). For additional information on the sale that occurred during the three months ended June 30, 2026, refer to Note 3 to the Consolidated Financial Statements.

				Gain on Sale (1)
Property	Location	Date Disposed	Square Feet	BXP	BPLP
2026
Retail:
Kingstowne Retail	Alexandria, VA	April 17, 2026	88,300	$7,029	$7,048
Total			88,300	$7,029	$7,048
2025
Land:
17 Hartwell Avenue	Lexington, MA	June 27, 2025	30,000	$18,390	$18,489
Total			30,000	$18,390	$18,489
_______________
(1)The fair value of the real estate disposed exceeded the carrying value. For the three months ended June 30, 2026, amounts exclude approximately $32,000 of loss related to sales that occurred in prior periods.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $1.9 million for the three months ended June 30, 2026 compared to 2025, due primarily to lower interest income partially offset by a reserve related to the unpaid default interest on one of our related party notes receivable during the three months ended June 30, 2025 of approximately $1.2 million.
Gains from Investments in Securities
Gains from investments in securities for the three months ended June 30, 2026 and 2025 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire similar or identical investments as those selected by each officer or non-employee director and hold them in a separate account that is unrestricted as to its use. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2026 and 2025, we recognized gains of approximately $4.4 million and $2.6 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $4.4 million and $2.6 million during the three months ended June 30, 2026 and 2025, respectively, as a result of increases in our liability under our deferred compensation plans that were associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Loss on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the three months ended June 30, 2026 and 2025, we recognized an unrealized loss of approximately $75,000 and $39,000, respectively, due to the observable changes in the fair value of the investments.
Impairment Loss
On May 27, 2026, we entered into an agreement to sell our leasehold interest and improvements thereon commonly known as the Sumner Square to a third party and on May 29, 2026, the sale met our “held for sale” criteria. Following the classification of the assets as “held for sale,” the assets are written down to the lower of carrying value or estimated fair value, less the costs to sell. As a result, BXP and BPLP recognized a non-cash impairment loss of approximately $18.0 million and $16.8 million, respectively, during the three months ended June 30, 2026 (See Notes 2, 3 and 14 to the Consolidated Financial Statements).
Interest Expense
Interest expense decreased by approximately $9.4 million for the three months ended June 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2026 compared to June 30, 2025
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025	$5,000
Amortization expense of financing fees	1,039
Other interest expense (excluding senior notes)	52
Total increases to interest expense	6,091
Decreases to interest expense due to:
Repayment of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on February 2, 2026	(9,210)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net (1)	(3,593)
Unsecured commercial paper	(1,133)
Increase in capitalized interest related to development projects	(720)
Mortgage loan financings (1)	(597)
Decrease in interest due to finance leases	(196)
Total decreases to interest expense	(15,449)
Total change in interest expense	$(9,358)
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended June 30, 2026 and 2025 was approximately $12.9 million and $12.1 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2026, our variable rate debt consisted of (1) the $100.0 million 2024 Unsecured Term Loan, (2) BPLP’s $2.95 billion 2025 Credit Facility and (3) BPLP’s $750.0 million Commercial Paper Program. The 2025 Credit Facility consists of (1) the Revolving Facility of $2.25 billion and (2) the Term Loan Facility of $700.0 million. As of June 30, 2026, there were $100.0 million, $700.0 million and $750.0 million outstanding under the 2024 Unsecured Term Loan, 2025 Credit Facility and Commercial Paper Program, respectively.

In addition, we have an aggregate of $800.0 million of mortgage notes collateralized by Santa Monica Business Park and 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bear interest at variable rates. However, $600.0 million of this debt has been hedged with interest rate swaps to fix SOFR, the base rate for the mortgage collateralized by 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties, for the applicable debt term.
For a summary of our consolidated debt as of June 30, 2026 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $6.0 million for the three months ended June 30, 2026 compared to 2025, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2026	2025	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$4,552	$2,217	$2,335
7 Times Square (2)	2,130	4,018	(1,888)
601 Lexington Avenue	3,435	3,084	351
100 Federal Street	3,131	2,964	167
Atlantic Wharf Office Building	4,314	3,910	404
343 Madison Avenue (3)	—	3	(3)
300 Binney Street	3,647	3,610	37
290 Binney Street (4)	4,912	294	4,618
	$26,121	$20,100	$6,021
_______________
(1)The increase was primarily due to a decrease in repairs and maintenance expense.
(2)The decrease was primarily due to the expiration of a tax credit.
(3)On August 27, 2025, we acquired our partner’s 45% ownership interest.
(4)Property was fully placed in-service on April 30, 2026.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $2.3 million for the three months ended June 30, 2026 compared to 2025 primarily due to a decrease in allocable income, which was primarily the result of recognizing a greater gain on sales of real estate during the three months ended June 30, 2025, as well as a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations on maturing debt, including:
•$100.0 million of principal outstanding on the 2024 Unsecured Term Loan maturing September 26, 2026, for which we have two, one-year extension options, subject to customary conditions;
•$1.0 billion of 2.750% unsecured senior notes due October 1, 2026;
•$2.3 billion of mortgage debt that is secured by 767 Fifth Avenue in New York City (BXP holds a 60% ownership interest) and matures on June 9, 2027; and
•amounts that become due under the Commercial Paper Program;
•fund capital calls from our unconsolidated joint venture investments to fund development costs, capital improvements, leasing costs and debt service and principal repayments;

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
We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, interest earned on cash deposits and, from time to time, the sale of assets. We believe these capital sources will continue to meet our short-term liquidity needs. An adverse change in one or more sources of capital may have a material adverse effect on our net cash flows and our ability to repay or refinance existing indebtedness as it matures.
Balance Sheet & Financing Activity
As of July 31, 2026, we had available cash of approximately $345.7 million (of which approximately $93.3 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors. We believe that our access to capital and our strong liquidity, including the approximately $1.3 billion available under BPLP’s Revolving Facility (after deducting the $750.0 million being used as a backstop for the Commercial Paper Program), and our available cash, are generally sufficient to fund our near-term capital needs on existing development and redevelopment projects, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements (see “REIT Tax Distribution Considerations” below) and still allow us to act opportunistically on attractive investment opportunities. Specifically with respect to the mortgage debt secured by 767 Fifth Avenue, we expect to refinance the loan in the commercial mortgage market and have received several lender quotes to refinance the debt at or prior to its maturity. However, there can be no assurance that we will be able to refinance the loans on terms favorable to us, or at all.
From January 1, 2025 through August 5, 2026, we completed 19 sales transactions of which our share of the aggregate gross sales price was approximately $1.5 billion and our share of the net proceeds was approximately $1.3 billion.

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
We have not sold any shares under BXP’s $1.0 billion “at the market” equity offering program.
Construction & Redevelopment Activities
As of June 30, 2026, we have six properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $3.3 billion, of which approximately $900 million remained to be invested after the closing of a $1.2 billion construction loan secured by 343 Madison Avenue on July 28, 2026 (See Note 14 to the Consolidated Financial Statements). The commercial space in the pipeline, which excludes residential units, was approximately 65% pre-leased as of July 31, 2026.

The following table presents information on properties under construction/redevelopment as of June 30, 2026 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at June 30, 2026 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
Reservoir Place (Redevelopment) (6)	Q2 2027	Waltham, MA	—	363,000	$11,954	$87,000	$—	$—	$75,046	89%
725 12th Street (Redevelopment)	Q4 2030	Washington, DC	1	320,000	109,553	349,600	—	—	240,047	87%
343 Madison Avenue (7)	Q2 2031	New York, NY	1	930,000	429,623	1,971,000	—	—	1,541,377	50%
Total Office Properties under Construction/Redevelopment			2	1,613,000	551,130	2,407,600	—	—	1,856,470	66%

Residential (8)
17 Hartwell Avenue (312 units) (20% ownership)	Q2 2028	Lexington, MA	1	347,000	18,773	35,900	19,747	512	—	—%
17 Hartwell Avenue - Retail			—	2,100	—	—	—	—	—	—%
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	490,000	371,098	597,800	—	—	226,702	—%
121 Broadway Street - Retail			—	1,550	—	—	—	—	—	—%
290 Coles Street (670 Units) (19.46% ownership)	Q3 2029	Jersey City, NJ	1	693,000	39,873	88,700	56,422	15,515	7,920	—%	(9)
290 Coles Street - Retail			—	13,000	—	—	—	—	—	—%
Worldgate Drive (359 units) (20% ownership)	Q2 2030	Herndon, VA	1	347,000	4,435	26,400	13,639	—	8,326	—%
Total Residential Properties under Construction			4	1,893,650	434,179	748,800	89,808	16,027	242,948	—%
Total Properties under Construction/Redevelopment (10)			6	3,506,650	$985,309	$3,156,400	$89,808	$16,027	$2,099,418	65%	(11)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflects our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2026.
(3)Includes approximately $94.7 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $94.7 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of July 31, 2026, including leases with future commencement dates.
(6)Reservoir Place is an approximately 528,000 square foot office building, of which approximately 165,000 square feet remains in-service (see Note 3 to the Consolidated Financial Statements).
(7)On July 28, 2026, we closed on a $1.2 billion construction loan reducing our future equity spend for this project to approximately $341 million (see Note 14 to the Consolidated Financial Statements).
(8)Residential Projects are shown in gross square feet.
(9)Total Available Financing and Outstanding at June 30, 2026 includes our share of the $225 million construction loan and $65 million of preferred equity. We provided the preferred equity, which accrues at a 13% internal rate of return and has been fully funded.
(10)In connection with the development of 290 Binney Street (see Note 3 to the Consolidated Financial Statements), we have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third-party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $147.1 million for the vault as of June 30, 2026.
(11)Percentage leased excludes residential units.

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
Holders of common and LTIP units (other than unearned MYLTIP units and 2025 OPP Units) of limited partnership interest in BPLP receive the same distribution per unit that is paid per share of BXP common stock.
Sales
If we sell assets at a gain and cannot efficiently use the proceeds in a tax deferred manner for either our development activities or acquisitions, we will, at the appropriate time, decide whether it is better to declare a special dividend, adopt a stock repurchase program, reduce indebtedness or retain the cash for future investment opportunities. Such a decision will depend on many factors including, among others, the timing, availability and terms of development and acquisition opportunities, our then-current and anticipated leverage, the cost and availability of capital from other sources, the price of BXP’s common stock and REIT distribution requirements. At a minimum, we expect that BXP would distribute at least that amount of proceeds necessary for BXP to avoid paying corporate level tax on the applicable gains realized from any asset sales.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $553.5 million and $527.8 million at June 30, 2026 and 2025, respectively, representing an increase of approximately $25.6 million. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$602,524	$563,181	$39,343
Net cash used in investing activities	(348,881)	(612,404)	263,523
Net cash used in financing activities	(1,257,446)	(758,132)	(499,314)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.7 years as of June 30, 2026, with occupancy rates historically in the range of approximately 86% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash is provided by investing activities from sales of real estate and sales of investments in unconsolidated joint ventures. Cash used in investing activities for the six months ended June 30, 2026 and June 30, 2025 is detailed below:

	Six months ended June 30,
	2026	2025
	(in thousands)
Construction in progress (1)	$(404,691)	$(278,667)
Building, pre-development and other capital improvements (2)	(55,819)	(129,031)
Tenant improvements	(176,520)	(139,748)
Proceeds from sales of real estate (3)	143,936	21,840
Capital contributions to unconsolidated joint ventures (4)	(69,117)	(84,432)
Capital distributions from unconsolidated joint ventures (5)	7,431	—
Proceeds from sales of investments in unconsolidated joint ventures (6)	215,058	—
Investment in non-real estate investments	(1,103)	(1,430)
Issuance of notes receivables (including related party)	(9,946)	(1,800)
Investments in securities, net	1,890	864
Net cash used in investing activities	$(348,881)	$(612,404)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the six months ended June 30, 2026 included ongoing expenditures associated with Reston Next Retail and 290 Binney Street, which were fully placed in-service during the six months ended June 30, 2026. In addition, we incurred costs associated with our development/redevelopment of 121 Broadway Street, 725 12th Street, 343 Madison Avenue and Reservoir Place.
Construction in progress for the six months ended June 30, 2025 included ongoing expenditures associated                                 with Reston Next Office Phase II, Reston Next Retail and 1050 Winter Street, which were partially placed in-service during the six months ended June 30, 2025. In addition, we incurred costs associated with our development/redevelopment of 290 Binney Street, 121 Broadway and 725 12th Street.
(2)Building, pre-development and other capital improvements for the six months ended June 30, 2025 included approximately $39.4 million of pre-development expenditures associated with the 343 Madison Avenue project. Beginning July 31, 2025, costs associated with the continued development of 343 Madison Avenue are included within construction in progress.
(3)Proceeds from sales of real estate for the six months ended June 30, 2026 were primarily from four transactions (See Note 3 to the Consolidated Financial Statements).
Proceeds from sale of real estate for the six months ended June 30, 2025 consisted of approximately $21.8     million of proceeds from the sale of the land at 17 Hartwell Avenue. On June 27, 2025, we entered into a new joint venture for the redevelopment of 17 Hartwell Avenue.
(4)Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2026 consisted primarily of cash contributions of approximately $35.5 million, $9.8 million, $6.1 million, $6.0 million and $4.4 million to our 290 Coles Street, 360 Park Avenue South, 17 Hartwell Avenue, 200 Fifth Avenue and 13150 Worldgate Drive joint ventures, respectively. On June 4, 2026, we entered into a new joint venture for the development of 13150 Worldgate Drive (See Note 5 to the Consolidated Financial Statements).
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
(5)Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2026 consisted of cash distributions, resulting from excess net proceeds from ABXP Worldgate Investments LLC’s sale of 13150 Worldgate Drive (See Note 5 to the Consolidated Financial Statements).
(6)Proceeds from sales of investments in unconsolidated joint ventures for the six months ended June 30, 2026 were primarily from two transactions (See Note 5 to the Consolidated Financial Statements).

Cash used in financing activities for the six months ended June 30, 2026 totaled approximately $1.3 billion. This amount consisted primarily of the repayment of BPLP’s $1.0 billion in aggregate principal amount of its 3.650% unsecured senior notes due February 1, 2026 and the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Debt.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	June 30, 2026
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	159,522	159,522	$10,577,904
Common Operating Partnership Units	17,971	17,971	1,191,657	(2)
Total Equity		177,493	$11,769,561

Consolidated Debt			$15,618,563
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,102,142
Subtract:
Partners’ share of Consolidated Debt (4)			1,365,355
BXP’s Share of Debt			$15,355,350

Consolidated Market Capitalization			$27,388,124
BXP’s Share of Market Capitalization			$27,124,911
Consolidated Debt/Consolidated Market Capitalization			57.03%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			56.61%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on June 30, 2026 of $66.31.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2023 MYLTIP Units but excluding the 2024 - 2026 MYLTIP Units and 2025 OPP Units because the performance periods had not ended as of June 30, 2026).
(3)See page 80 for additional information.
(4)See page 78 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on June 30, 2026, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of 2012 and 2025 OPP Units or MYLTIP Units unless and until certain performance thresholds are achieved and they are earned. Because their performance periods have not yet ended, the 2024 - 2026 MYLTIP Units and 2025 OPP Units are not included in this calculation as of June 30, 2026.
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
Debt
The following table summarizes certain information with respect to our indebtedness outstanding as of June 30, 2026 and 2025 (dollars in thousands).

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	6/30/2026	6/30/2025
Unsecured Senior Notes (2)
Unsecured Senior Notes (3)	3.650%	3.766%	February 1, 2026	N/A	$1,000,000
Unsecured Senior Notes	2.750%	3.495%	October 1, 2026	$1,000,000	1,000,000
Unsecured Senior Notes	6.750%	6.924%	December 1, 2027	750,000	750,000
Unsecured Senior Notes	4.500%	4.628%	December 1, 2028	1,000,000	1,000,000
Unsecured Senior Notes	3.400%	3.505%	June 21, 2029	850,000	850,000
Unsecured Senior Notes	2.900%	2.984%	March 15, 2030	700,000	700,000
Unsecured Senior Notes	3.250%	3.343%	January 30, 2031	1,250,000	1,250,000

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	6/30/2026	6/30/2025
Unsecured Senior Notes	2.550%	2.671%	April 1, 2032	850,000	850,000
Unsecured Senior Notes	2.450%	2.524%	October 1, 2033	850,000	850,000
Unsecured Senior Notes	6.500%	6.619%	January 15, 2034	750,000	750,000
Unsecured Senior Notes	5.750%	5.842%	January 15, 2035	850,000	850,000
Total Principal Amount				8,850,000	9,850,000
Less: Unamortized discount and deferred financing costs, net				38,842	49,423
Carrying Amount				8,811,158	9,800,577

Unsecured Exchangeable Senior Notes	2.000%	2.496%	October 1, 2030	1,000,000	N/A
Less: Unamortized deferred financing costs				21,358	N/A
Carrying Amount				978,642	N/A

Unsecured Commercial Paper (4)	4.10%	4.11%	Various	750,000	750,000
Unsecured Line of Credit (Revolving Credit Facility) (5)	—%	—%	March 29, 2030	—	185,000

Unsecured Term Loans
2024 Unsecured Term Loan (6)	4.62%	4.77%	September 26, 2026	100,000	100,000
Unsecured Term Loan Facility (7)	4.59%	4.71%	March 30, 2029	700,000	700,000
Total Principal Amount				800,000	800,000
Less: Deferred financing costs and fair value adjustments, net				2,435	3,360
Carrying Amount				797,565	796,640

Mortgage Notes
767 Fifth Avenue (the General Motors Building) (60% ownership) (2)(8)	3.43%	3.64%	June 9, 2027	2,300,000	2,300,000
Santa Monica Business Park (2)(9)	5.20%	5.32%	October 8, 2028	200,000	200,000
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage) (2)(10)	6.04%	6.27%	October 26, 2028	600,000	600,000
901 New York Avenue (11)	5.00%	5.06%	January 5, 2029	195,912	200,161
601 Lexington Avenue (55% ownership) (2)	2.79%	2.93%	January 9, 2032	1,000,000	1,000,000
Total Principal Amount				4,295,912	4,300,161
Less: Deferred financing costs and fair value adjustments, net				14,714	21,373
Carrying Amount				4,281,198	4,278,788

Total Consolidated Debt				$15,618,563	$15,811,005
_______________
(1)For the unsecured senior notes, the GAAP rate represents the yield on issuance date, including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs. For all other debt, the GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of any hedging transactions (and excluding capped calls classified as equity) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)No principal amounts are due prior to maturity.
(3)These unsecured senior notes were repaid at maturity, see Note 6 to the Consolidated Financial Statements.
(4)At June 30, 2026, the weighted average interest rate of the commercial paper notes outstanding was approximately 4.11% per annum, and they had a weighted-average maturity of 41 days from the date of issuance. At July 31, 2026, BPLP had an aggregate of $750.0 million of commercial paper notes outstanding that bore interest at a weighted-

average rate of approximately 4.08% per annum and had a weighted-average maturity of 45 days, from the date of issuance.
(5)The unsecured line of credit bears interest at a variable rate of SOFR+0.85% per annum. The 2025 Credit Facility is used as a backstop for the $750.0 million Commercial Paper Program. As such, BPLP intends to maintain, at a minimum, availability under the unsecured line of credit in an amount equal to the amount of unsecured commercial paper notes outstanding. The table below provides the principal indebtedness outstanding and remaining capacity under the unsecured line of credit at June 30, 2026 and July 31, 2026 (dollars in thousands).

		June 30, 2026		July 31, 2026
	Facility	Outstanding	Remaining Capacity	Outstanding	Remaining Capacity
Unsecured Line of Credit	$2,250,000	$—	$2,250,000	$165,000	$2,085,000
Less:
Unsecured Commercial Paper			750,000		750,000
Letters of Credit			1,253		2,496
Total Remaining Capacity			$1,498,747		$1,332,504
(6)The 2024 Unsecured Term Loan bears interest at a variable rate of SOFR+1.05% per annum. BPLP entered into an interest rate swap contract to fix SOFR at a weighted-average, fixed interest rate of 3.6775% per annum. The interest rate swap contract ended on April 6, 2026. The 2024 Unsecured Term Loan has two, one-year extension options, subject to certain conditions.
(7)The Unsecured Term Loan Facility bears interest at a variable rate of SOFR+0.95% per annum and has two, six-month extension options, each subject to customary conditions.
(8)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2026, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(9)The mortgage loan bears interest at a variable rate of Daily Simple SOFR+1.60% per annum. BPLP entered into an interest rate swap contract to fix Daily Simple SOFR at a weighted-average fixed interest rate of 3.6775% per annum. The interest rate swap contract ended on April 6, 2026.
(10)The mortgage loan bears interest at a variable rate of Daily Compounded SOFR+2.25% per annum. BPLP entered into interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% through October 26, 2028. The stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 2.25% per annum.
(11)The loan has a one-year extension option remaining, subject to certain conditions.
The following table lists our mortgage notes, net outstanding and our partners’ share, based on their respective ownership percentage, from our consolidated joint ventures as of June 30, 2026 (dollars in thousands).

	Carrying Amount
Properties	100%	Partners’ Share
Wholly-owned
901 New York Avenue	$195,594	N/A
Santa Monica Business Park	199,428	N/A
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	596,885	N/A
Subtotal	991,907	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building) (60% ownership) (1)	2,296,739	$918,707
601 Lexington Avenue (55% ownership)	992,552	446,648
Subtotal	3,289,291	1,365,355
Total	$4,281,198	$1,365,355
_______________
(1)The partners’ share of the carrying amount has been adjusted for basis differentials.

The table below provides the debt statistics of our outstanding consolidated indebtedness at June 30, 2026 and June 30, 2025.

	June 30, 2026				June 30, 2025
		Weighted Average				Weighted Average
	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)
Floating Rate Debt (2)	11.19%	4.45%	4.53%	1.4	10.32%	5.02%	5.09%	2.2
Fixed Rate Debt (3)	88.81%	3.83%	3.98%	3.8	89.68%	3.97%	4.14%	4.4
Consolidated Debt	100.00%	3.90%	4.04%	3.5	100.00%	4.08%	4.24%	4.1

Unsecured Debt	72.59%	3.94%	4.06%	3.9	72.94%	4.19%	4.29%	4.4
Secured Debt	27.41%	3.80%	3.98%	2.3	27.06%	3.80%	4.10%	3.3
Consolidated Debt	100.00%	3.90%	4.04%	3.5	100.00%	4.08%	4.24%	4.1
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of any hedging transactions (and excluding capped calls classified as equity) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)The unsecured commercial paper notes are included in our floating rate debt statistics. At June 30, 2026, the unsecured commercial paper notes outstanding bore a weighted-average interest rate of approximately 4.11% per annum and had a weighted-average maturity of 41 days from the date of issuance.
(3)The Fixed Rate Debt includes the effects of hedging transactions.
Derivative Instruments and Hedging Activities
As of June 30, 2026, we had $600.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $1.6 million, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from approximately 19% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2026, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.7 billion (of which our proportionate share is approximately $1.1 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2026. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy), as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.13%	6.44%	Term SOFR+2.50%	$220,000	$(890)	$219,110	$155,808	(2)(3)(4)	December 13, 2027
1265 Main Street	50.00%	3.77%	3.84%	N/A	32,190	(153)	32,037	16,018		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(195)	549,805	274,902	(2)	August 9, 2027
The Hub on Causeway - Podium & 100 Causeway Street	50.00%	5.73%	5.94%	N/A	465,000	(4,536)	460,464	230,232	(2)	April 9, 2031
Hub50House	50.00%	4.43%	4.51%	SOFR+1.35%	185,000	(814)	184,186	92,093	(2)(5)	June 17, 2032
Safeco Plaza	33.67%	4.00%	4.09%	N/A	250,000	(58)	249,942	84,156	(2)(6)	November 30, 2028
500 North Capitol Street, NW	30.00%	6.88%	7.21%	N/A	105,000	(182)	104,818	31,445	(2)(7)	December 31, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR+1.41%	593,848	(4,048)	589,800	154,082	(8)	November 24, 2028
3 Hudson Boulevard	25.00%	9.24%	11.06%	Term SOFR+5.25%	108,000	(2,642)	105,358	26,339	(2)(3)(9)(10)	November 9, 2027
3 Hudson Boulevard	25.00%	10.86%	10.86%	Term SOFR+7.25%	25,439	—	25,439	6,360	(2)(3)(9)	November 9, 2027
Skymark - Reston Next Residential	20.00%	5.62%	5.64%	Term SOFR+2.00%	140,000	(86)	139,914	27,983	(2)(3)(11)	November 13, 2026
17 Hartwell Avenue	20.00%	6.75%	6.87%	N/A	2,558	(466)	2,092	178	(2)(12)	July 10, 2030
13150 Worldgate Drive	20.00%	N/A	N/A	N/A	—	—	—	—	(2)(13)	June 10, 2031
290 Coles Street	19.46%	6.15%	6.46%	Term SOFR+2.50%	14,743	(1,660)	13,083	2,546	(2)(3)(14)	March 5, 2029
Total					$2,691,778	$(15,730)	$2,676,048	$1,102,142
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
(6)The joint venture modified the loan and terminated the related interest rate cap agreement (See Note 5 to the Consolidated Financial Statements).
(7)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) and (y) a $35.0 million mortgage loan payable (Note B), both of which bear interest at a fixed rate of 6.88% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan is reflected as Related Party Notes Receivable, Net on our Consolidated Balance Sheets (See Note 5 to the Consolidated Financial Statements).
(8)The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 12, 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts.
(9)The indebtedness consists of (x) a $108.0 million senior loan with a third-party lender and (y) a mezzanine loan provided by us with a maximum commitment of $50.0 million. As of June 30, 2026, we have funded approximately $25.4 million of the mezzanine loan. The loan is reflected as Related Party Notes Receivable, Net on our Consolidated Balance Sheets.
(10)The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the Term SOFR rate to a cap of 6.00% per annum on a notional amount of $108.0 million through November 9, 2027.
(11)The construction financing has a borrowing capacity of $140.0 million (See Note 5 to the Consolidated Financial Statements).
(12)The construction financing has a borrowing capacity of $98.7 million.
(13)No amounts have been drawn under the $68.2 million construction loan.
(14)The construction financing has a borrowing capacity of $225.0 million.

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

BXP
The following table presents a reconciliation of net income attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
	(in thousands)
Net income attributable to BXP, Inc.	$68,564	$88,977
Add:
Noncontrolling interest—common units of the Operating Partnership	7,779	10,064
Noncontrolling interests in property partnerships	26,121	20,100
Net income	102,464	119,141
Add:
Depreciation and amortization	236,977	223,819
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,336)	(20,945)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,716	16,674
Corporate-related depreciation and amortization	(549)	(600)
Non-real estate depreciation and amortization	2,131	2,131
Impairment loss	18,036	—
Less:
Gains on sales included within loss from unconsolidated joint ventures	1,157	—
Gains on sales of real estate	6,997	18,390
Unrealized loss on non-real estate investments	(75)	(39)
Noncontrolling interests in property partnerships	26,121	20,100
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	314,239	301,769
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	30,827	30,117
Funds from Operations attributable to BXP, Inc.	$283,412	$271,652
Our percentage share of Funds from Operations—basic	90.19%	90.02%
Weighted average shares outstanding—basic	159,167	158,312

The following tables present a reconciliation of net income attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
	(in thousands)
Net income attributable to BXP, Inc.	$68,564	$88,977
Add:
Noncontrolling interest—common units of the Operating Partnership	7,779	10,064
Noncontrolling interests in property partnerships	26,121	20,100
Net income	102,464	119,141
Add:
Depreciation and amortization	236,977	223,819
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,336)	(20,945)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,716	16,674
Corporate-related depreciation and amortization	(549)	(600)
Non-real estate depreciation and amortization	2,131	2,131
Impairment loss	18,036	—
Less:
Gains on sales included within loss from unconsolidated joint ventures	1,157	—
Gains on sales of real estate	6,997	18,390
Unrealized loss on non-real estate investments	(75)	(39)
Noncontrolling interests in property partnerships	26,121	20,100
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	314,239	301,769
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	314,239	301,769
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	30,733	30,056
Diluted FFO attributable to BXP, Inc. (1)	$283,506	$271,713
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.22% and 90.04% for the three months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,
	2026	2025
	shares/units (in thousands)
Basic Funds from Operations	176,474	175,871
Effect of Dilutive Securities:
Stock based compensation	462	483
Diluted Funds from Operations	176,936	176,354
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,307	17,559
Diluted Funds from Operations attributable to BXP, Inc. (1)	159,629	158,795
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.22% and 90.04% for the three months ended June 30, 2026 and 2025, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$79,302	$100,843
Add:
Noncontrolling interests in property partnerships	26,121	20,100
Net income	105,423	120,943
Add:
Depreciation and amortization	235,321	222,116
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,336)	(20,945)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,716	16,674
Corporate-related depreciation and amortization	(549)	(600)
Non-real estate depreciation and amortization	2,131	2,131
Impairment loss	16,752	—
Less:
Gains on sales included within loss from unconsolidated joint ventures	1,157	—
Gains on sales of real estate	7,016	18,489
Unrealized loss on non-real estate investments	(75)	(39)
Noncontrolling interests in property partnerships	26,121	20,100
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$314,239	$301,769
Weighted average shares outstanding—basic	176,474	175,871
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2023 MYLTIP Units).

The following tables present a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$79,302	$100,843
Add:
Noncontrolling interests in property partnerships	26,121	20,100
Net income	105,423	120,943
Add:
Depreciation and amortization	235,321	222,116
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,336)	(20,945)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,716	16,674
Corporate-related depreciation and amortization	(549)	(600)
Non-real estate depreciation and amortization	2,131	2,131
Impairment loss	16,752	—
Less:
Gains on sales included within loss from unconsolidated joint ventures	1,157	—
Gains on sales of real estate	7,016	18,489
Unrealized loss on non-real estate investments	(75)	(39)
Noncontrolling interests in property partnerships	26,121	20,100
Funds from Operations attributable to Boston Properties Limited Partnership (1)	314,239	301,769
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$314,239	$301,769
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2023 MYLTIP Units).

	Three months ended June 30,
	2026	2025
	shares/units (in thousands)
Basic Funds from Operations	176,474	175,871
Effect of Dilutive Securities:
Stock based compensation	462	483
Diluted Funds from Operations	176,936	176,354
Material Cash Commitments
We have various service contracts with vendors related to our property management. In addition, we enter into other contracts in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the three months ended June 30, 2026, we paid approximately $139.4 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended June 30, 2026, we and our unconsolidated joint venture partners incurred approximately $119.4 million of new tenant-related obligations associated with approximately 1.2 million square feet of second generation leases, or approximately $99 per square foot. During the three months ended

June 30, 2026, we signed approximately 551,000 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, of which one of the most significant is a change in interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair values of our debt obligations are affected by changes in the market interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rates, increases in interest rates can result in increased interest expense under our 2025 Credit Facility, 2024 Unsecured Term Loan, Commercial Paper Program, certain mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy clients in order to achieve the most favorable construction and permanent financing terms.
As of June 30, 2026, approximately $13.3 billion of our indebtedness bore interest at fixed rates, and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.3 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $750.0 million of borrowings under the Commercial Paper Program, and approximately $800.0 million of secured debt. However, we have entered into interest rate swaps with notional amounts aggregating $600.0 million for our secured debt, thus fixing the interest rates for all or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts). Therefore, as of June 30, 2026, we effectively had approximately $1.7 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of June 30, 2026.
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

	2026	2027	2028	2029	2030	2031+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(278)	$2,301,591	$3,340	$182,961	$(1,348)	$998,620	$3,484,886	$3,216,515
GAAP Average Interest Rate	5.06%	3.64%	5.06%	5.06%	—%	2.93%	3.52%
Variable Rate	(797)	(1,596)	798,705	—	—	—	796,312	791,464
Subtotal	$(1,075)	$2,299,995	$802,045	$182,961	$(1,348)	$998,620	$4,281,198	$4,007,979
	Unsecured debt, net
Fixed Rate	$992,892	$736,716	$987,921	$839,544	$691,711	$5,541,016	$9,789,800	$9,439,669
GAAP Average Interest Rate	3.50%	6.92%	4.63%	3.51%	2.70%	4.07%	4.00%
Variable Rate	849,527	(874)	(877)	699,789	—	—	1,547,565	1,547,716
Subtotal	$1,842,419	$735,842	$987,044	$1,539,333	$691,711	$5,541,016	$11,337,365	$10,987,385
Total Debt	$1,841,344	$3,035,837	$1,789,089	$1,722,294	$690,363	$6,539,636	$15,618,563	$14,995,364
At June 30, 2026, the weighted-average stated interest rate on the fixed rate debt stated above was 3.73% per annum. At June 30, 2026, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 4.85% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.9 million and $11.8 million for the three and six months ended June 30, 2026, respectively.

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
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2026, that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.
BXP, Inc.
(a)During the three months ended June 30, 2026, BXP issued an aggregate of 836,517 shares of common stock in exchange for 836,517 OP units held by certain limited partners of BPLP. Of these shares, 800,000 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2026 – April 30, 2026	—		$—	N/A	N/A
May 1, 2026 – May 31, 2026	—		$—	N/A	N/A
June 1, 2026 – June 30, 2026	463	(1)	$62.33	N/A	N/A
Total	463		$62.33	N/A	N/A
___________
(1)Represents shares of common stock of BXP surrendered by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2026, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to non-employee directors and the settlement of deferred stock awards under the 2021 Plan, BPLP issued an aggregate of 9,827 common units to BXP in exchange for $83.30, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	1,356	(1)	$0.25	N/A	N/A
May 1, 2026 – May 31, 2026	278	(1)	$0.25	N/A	N/A
June 1, 2026 – June 30, 2026	463	(2)	$62.33	N/A	N/A
Total	2,097		$13.96	N/A	N/A
___________
(1)Represents LTIP units that were repurchased by BPLP in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable LTIP unit vesting agreements, such units were repurchased at a price of $0.25 per unit, which was the amount originally paid by such employees for such units.
(2)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
Not Applicable.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BXP, INC.

August 6, 2026	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

August 6, 2026	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)