Form 10-Q
period 2026-09-30
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2026-11-06
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	159,713,264
(Registrant)	(Class)	(Outstanding on October 30, 2026)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2026 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation that has elected to be taxed as a real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of September 30, 2026, BXP owned an approximate 90.0% ownership interest in BPLP. The remaining approximate 10.0% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $217.5 million, or 1.0% at September 30, 2026, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2026	December 31, 2025
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,539,478 and $8,005,124 at September 30, 2026 and December 31, 2025, respectively)	$28,738,513	$28,241,879
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2026 and December 31, 2025, respectively)	372,619	372,470
Right of use assets - operating leases (amounts related to VIEs of $117,282 and $0 at September 30, 2026 and December 31, 2025, respectively)	285,912	325,841
Less: accumulated depreciation (amounts related to VIEs of $(1,877,361) and $(1,763,988) at September 30, 2026 and December 31, 2025, respectively)	(8,319,577)	(8,040,311)
Total real estate	21,077,467	20,899,879
Cash and cash equivalents (amounts related to VIEs of $280,171 and $255,631 at September 30, 2026 and December 31, 2025, respectively)	1,471,631	1,478,206
Cash held in escrows (amounts related to VIEs of $5,905 and $10,319 at September 30, 2026 and December 31, 2025, respectively)	50,029	79,060
Investments in securities	45,932	44,614
Tenant and other receivables, net (amounts related to VIEs of $31,528 and $30,989 at September 30, 2026 and December 31, 2025, respectively)	92,300	92,625
Note receivable, net	12,495	9,373
Related party notes receivable, net	28,166	28,346
Sales-type lease receivable, net	16,332	15,672
Accrued rental income, net (amounts related to VIEs of $484,313 and $470,734 at September 30, 2026 and December 31, 2025, respectively)	1,599,110	1,538,515
Deferred charges, net (amounts related to VIEs of $253,548 and $204,924 at September 30, 2026 and December 31, 2025, respectively)	843,151	847,690
Prepaid expenses and other assets (amounts related to VIEs of $97,856 and $14,509 at September 30, 2026 and December 31, 2025, respectively)	193,572	108,105
Investments in unconsolidated joint ventures	831,228	999,309
Assets held for sale	10,425	24,770
Total assets	$26,271,838	$26,166,164
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,318,571 and $3,286,870 at September 30, 2026 and December 31, 2025, respectively)	$4,309,813	$4,280,067
Unsecured senior notes, net	9,506,144	9,806,100
Unsecured exchangeable senior notes, net	979,894	976,263
Unsecured line of credit	247,000	—
Unsecured term loans, net	797,671	797,053
Unsecured commercial paper	750,000	750,000
Lease liabilities - finance leases (amounts related to VIEs of $21,193 and $21,074 at September 30, 2026 and December 31, 2025, respectively)	350,953	360,039
Lease liabilities - operating leases (amounts related to VIEs of $167,297 and $0 at September 30, 2026 and December 31, 2025, respectively)	384,213	389,213
Accounts payable and accrued expenses (amounts related to VIEs of $137,831 and $88,849 at September 30, 2026 and December 31, 2025, respectively)	536,428	480,017
Dividends and distributions payable	123,849	123,753
Accrued interest payable	127,383	125,345

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2026	December 31, 2025
Other liabilities (amounts related to VIEs of $113,415 and $95,209 at September 30, 2026 and December 31, 2025, respectively)	346,911	386,074
Liabilities held for sale	111	—
Total liabilities	18,460,370	18,473,924
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 123,995 and 111,701 units outstanding at redemption value at September 30, 2026 and December 31, 2025, respectively	7,577	7,538
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 159,751,217 and 158,627,198 issued and 159,672,317 and 158,548,298 outstanding at September 30, 2026 and December 31, 2025, respectively	1,597	1,585
Additional paid-in capital	6,902,261	6,836,243
Dividends in excess of earnings	(1,724,898)	(1,674,995)
Treasury common stock at cost, 78,900 shares at September 30, 2026 and December 31, 2025	(2,722)	(2,722)
Accumulated other comprehensive income (loss)	15,265	(12,921)
Total stockholders’ equity attributable to BXP, Inc.	5,191,503	5,147,190
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	555,123	566,563
Property partnerships	2,057,265	1,970,949
Total equity	7,803,891	7,684,702
Total liabilities and equity	$26,271,838	$26,166,164

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Lease	$846,159	$809,820	$2,495,993	$2,426,857
Parking and other	38,269	35,390	106,669	100,431
Hotel	13,219	13,162	37,221	37,532
Development and management services	9,792	9,317	26,632	27,938
Direct reimbursements of payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Total revenue	911,431	871,510	2,679,278	2,605,182
Expenses
Operating
Rental	335,345	331,736	1,015,568	995,376
Hotel	9,925	9,628	27,276	26,558
General and administrative	37,604	36,188	147,389	130,988
Payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Transaction costs	101	1,431	168	2,556
Depreciation and amortization	228,679	236,147	693,623	680,073
Total expenses	615,646	618,951	1,896,787	1,847,975
Other income (expense)
Income (loss) from unconsolidated joint ventures	1,145	(148,329)	34,110	(153,792)
Gains on sales of real estate	10,441	1,932	30,840	20,322
Loss on sales-type lease	—	—	—	(2,490)
Interest and other income	7,608	7,620	22,630	23,433
Gains (losses) from investments in securities	(744)	2,400	3,075	4,635
Unrealized gain (loss) on non-real estate investments	386	178	499	(344)
Impairment losses	—	(68,901)	(18,036)	(68,901)
Loss from early extinguishment of debt	—	—	—	(338)
Interest expense	(159,127)	(164,299)	(464,645)	(490,526)
Net income (loss)	155,494	(116,840)	390,964	89,206
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(28,692)	(17,853)	(74,682)	(56,702)
Noncontrolling interest—common units of the Operating Partnership	(12,320)	12,981	(31,676)	(4,054)
Net income (loss) attributable to BXP, Inc.	$114,482	$(121,712)	$284,606	$28,450
Basic earnings per common share attributable to BXP, Inc.
Net income (loss)	$0.72	$(0.77)	$1.79	$0.18
Weighted average number of common shares outstanding	159,585	158,345	159,106	158,287
Diluted earnings per common share attributable to BXP, Inc.
Net income (loss)	$0.71	$(0.77)	$1.78	$0.18
Weighted average number of common and common equivalent shares outstanding	160,109	158,345	159,601	158,787

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$155,494	$(116,840)	$390,964	$89,206
Other comprehensive income (loss):
Effective portion of interest rate contracts	13,578	(1,280)	27,245	(20,192)
Amortization of interest rate contracts (1)	1,089	1,677	4,441	6,450
Other comprehensive income (loss)	14,667	397	31,686	(13,742)
Comprehensive income (loss)	170,161	(116,443)	422,650	75,464
Net income attributable to noncontrolling interests	(41,012)	(4,872)	(106,358)	(60,756)
Other comprehensive (income) loss attributable to noncontrolling interests	(1,550)	(169)	(3,500)	983
Comprehensive income (loss) attributable to BXP, Inc.	$127,599	$(121,484)	$312,792	$15,691
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2026	159,522	$1,595	$6,881,671	$(1,727,547)	$(2,722)	$2,148	$555,763	$2,018,815	$7,729,723
Redemption of operating partnership units to common stock	145	2	4,499	—	—	—	(4,501)	—	—
Allocated net income (loss) for the period	—	—	—	114,420	—	—	12,382	28,692	155,494
Dividends/distributions declared	—	—	—	(111,771)	—	—	(12,608)	—	(124,379)
Shares issued pursuant to stock purchase plan	6	—	425	—	—	—	—	—	425
Net activity from stock option and incentive plan	(1)	—	1,493	—	—	—	6,470	—	7,963
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	10,384	—	—	—	—	42,764	53,148
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(33,150)	(33,150)
Effective portion of interest rate contracts	—	—	—	—	—	12,261	1,317	—	13,578
Amortization of interest rate contracts	—	—	—	—	—	856	89	144	1,089
Reallocation of noncontrolling interest	—	—	3,789	—	—	—	(3,789)	—	—
Equity, September 30, 2026	159,672	$1,597	$6,902,261	$(1,724,898)	$(2,722)	$15,265	$555,123	$2,057,265	$7,803,891

Equity, June 30, 2025	158,366	$1,584	$6,854,753	$(1,579,770)	$(2,722)	$(15,059)	$584,651	$2,003,993	$7,847,430
Redemption of operating partnership units to common stock	28	—	876	—	—	—	(876)	—	—
Allocated net income (loss) for the period	—	—	—	(121,711)	—	—	(12,982)	17,853	(116,840)
Dividends/distributions declared	—	—	—	(110,880)	—	—	(12,950)	—	(123,830)
Shares issued pursuant to stock purchase plan	7	—	533	—	—	—	—	—	533
Net activity from stock option and incentive plan	(1)	—	99	—	—	—	3,551	—	3,650
Capped call transactions premium	—	—	(35,000)	—	—	—	—	—	(35,000)
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	—	—	—	(43,465)	(43,604)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(212)	—	—	—	—	1,802	1,590
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(25,550)	(25,550)
Effective portion of interest rate contracts	—	—	—	—	—	(1,151)	(129)	—	(1,280)
Amortization of interest rate contracts	—	—	—	—	—	1,379	154	144	1,677
Reallocation of noncontrolling interest	—	—	6,979	—	—	—	(6,979)	—	—
Equity, September 30, 2025	158,400	$1,584	$6,827,889	$(1,812,361)	$(2,722)	$(14,831)	$554,440	$1,954,777	$7,508,776

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2025	158,548	$1,585	$6,836,243	$(1,674,995)	$(2,722)	$(12,921)	$566,563	$1,970,949	$7,684,702
Redemption of operating partnership units to common stock	1,031	12	32,020	—	—	—	(32,032)	—	—
Allocated net (loss) income for the period	—	—	—	284,606	—	—	31,676	74,682	390,964
Dividends/distributions declared	—	—	—	(334,509)	—	—	(38,598)	—	(373,107)
Shares issued pursuant to stock purchase plan	12	—	866	—	—	—	—	—	866
Net activity from stock option and incentive plan	81	—	3,736	—	—	—	43,529	—	47,265
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	10,313	—	—	—	—	84,927	95,240
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(73,725)	(73,725)
Effective portion of interest rate contracts	—	—	—	—	—	24,571	2,674	—	27,245
Amortization of interest rate contracts	—	—	—	—	—	3,615	394	432	4,441
Reallocation of noncontrolling interest	—	—	19,083	—	—	—	(19,083)	—	—
Equity, September 30, 2026	159,672	$1,597	$6,902,261	$(1,724,898)	$(2,722)	$15,265	$555,123	$2,057,265	$7,803,891

Equity, December 31, 2024	158,175	$1,582	$6,836,093	$(1,419,575)	$(2,722)	$(2,072)	$591,270	$1,933,545	$7,938,121
Redemption of operating partnership units to common stock	144	2	4,675	—	—	—	(4,677)	—	—
Allocated net income (loss) for the period	—	—	—	28,450	—	—	4,054	56,702	89,206
Dividends/distributions declared	—	—	—	(421,236)	—	—	(49,257)	—	(470,493)
Shares issued pursuant to stock purchase plan	13	—	941	—	—	—	—	—	941
Net activity from stock option and incentive plan	68	—	4,442	—	—	—	35,276	—	39,718
Capped call transactions premium	—	—	(35,000)	—	—	—	—	—	(35,000)
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	—	—	—	(43,465)	(43,604)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,934)	—	—	—	—	71,115	67,181
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(63,552)	(63,552)
Effective portion of interest rate contracts	—	—	—	—	—	(18,176)	(2,016)	—	(20,192)
Amortization of interest rate contracts	—	—	—	—	—	5,417	601	432	6,450
Reallocation of noncontrolling interest	—	—	20,811	—	—	—	(20,811)	—	—
Equity, September 30, 2025	158,400	$1,584	$6,827,889	$(1,812,361)	$(2,722)	$(14,831)	$554,440	$1,954,777	$7,508,776
The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$390,964	$89,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693,623	680,073
Impairment losses	18,036	68,901
Amortization of right of use assets - operating leases	(38)	299
Amortization of sales type lease	(650)	(749)
Non-cash compensation expense	48,738	39,563
(Income) loss from unconsolidated joint ventures	(34,110)	153,792
Distributions of net cash flow from operations of unconsolidated joint ventures	83,085	45,450
Gains from investments in securities	(3,075)	(4,635)
Allowance for current expected credit losses	(9)	(23)
Non-cash portion of interest expense	23,357	24,049
Loss from early extinguishments of debt	—	338
Gains on sales of real estate	(30,840)	(20,322)
Loss on sales-type lease	—	2,490
Unrealized (gain) loss on non-real estate investments	(499)	344
Change in assets and liabilities:
Tenant and other receivables, net	(9,468)	(4,851)
Accrued rental income, net	(74,279)	(82,113)
Prepaid expenses and other assets	(67,191)	(71,234)
Lease liabilities - operating leases	(14,459)	(341)
Accounts payable and accrued expenses	29,283	42,806
Accrued interest payable	1,704	(7,962)
Other liabilities	(21,613)	(40,870)
Tenant leasing costs	(95,167)	(76,806)
Total adjustments	546,428	748,199
Net cash provided by operating activities	937,392	837,405
Cash flows from investing activities:
Acquisitions of real estate	(30,287)	—
Construction in progress	(574,016)	(500,537)
Building, pre-development and other capital improvements	(84,691)	(171,660)
Tenant improvements	(289,908)	(243,194)
Proceeds from sales of real estate	294,234	21,840
Capital contributions to unconsolidated joint ventures	(95,883)	(118,524)
Capital distributions from unconsolidated joint ventures	7,431	29,211
Proceeds from sales of investments in unconsolidated joint ventures	215,058	—
Investment in non-real estate investments	(2,612)	(2,060)
Issuance of notes receivable (including related party)	(13,448)	(4,026)
Investments in securities, net	1,781	722
Net cash used in investing activities	(572,341)	(988,228)

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from mortgage notes payable	80,086	—
Repayments of mortgage notes payable	(3,247)	(3,195)
Proceeds from unsecured senior notes	698,859	—
Repayment / redemption of unsecured senior notes	(1,000,000)	(850,000)
Proceeds from unsecured exchangeable senior notes	—	1,000,000
Borrowings on unsecured line of credit	467,000	865,000
Repayments of unsecured line of credit	(220,000)	(865,000)
Borrowings on unsecured term loans	—	700,000
Repayment of unsecured term loans	—	(700,000)
Payments on finance lease obligations	(10,762)	(10,174)
Borrowings on commercial paper program	8,227,912	5,681,892
Repayments on commercial paper program	(8,227,912)	(5,431,892)
Deferred financing costs	(60,530)	(37,145)
Capped call transactions premium	—	(35,000)
Net activity from equity transactions	(566)	(433)
Dividends and distributions	(373,011)	(519,720)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	95,239	67,179
Distributions to noncontrolling interests in property partnerships	(73,725)	(63,552)
Acquisition of noncontrolling interests in property partnerships	—	(43,604)
Net cash used in financing activities	(400,657)	(245,644)
Net decrease in cash and cash equivalents and cash held in escrows	(35,606)	(396,467)
Cash and cash equivalents and cash held in escrows, beginning of period	1,557,266	1,335,196
Cash and cash equivalents and cash held in escrows, end of period	$1,521,660	$938,729

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,478,206	$1,254,882
Cash held in escrows, beginning of period	79,060	80,314
Cash and cash equivalents and cash held in escrows, beginning of period	$1,557,266	$1,335,196

Cash and cash equivalents, end of period	$1,471,631	$861,066
Cash held in escrows, end of period	50,029	77,663
Cash and cash equivalents and cash held in escrows, end of period	$1,521,660	$938,729

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$478,729	$513,887
Interest capitalized	$41,006	$35,956

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2026	2025
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(185,945)	$(108,867)
Change in real estate included in accounts payable and accrued expenses	$30,647	$40,421
Non-cash contributions from noncontrolling interests in property partnerships, net	$(5,272)	$(2,548)
Capitalized operating lease costs	$24,148	$850
Capitalized amortization of deferred financing costs	$2,414	$—
Real estate contributed in exchange for investment in unconsolidated joint venture	$—	$(5,595)
Investment in unconsolidated joint ventures funded by real estate contributed	$—	$5,595
Related party note receivable contributed in exchange for investment in unconsolidated joint venture	$(10,500)	$—
Investment in unconsolidated joint ventures funded by related party note receivable contributed	$10,500	$—
Dividends and distributions declared but not paid	$123,849	$123,259
Conversions of noncontrolling interests to stockholders’ equity	$32,032	$4,677
Issuance of restricted securities to employees and non-employee directors	$47,151	$43,658

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2026	December 31, 2025
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $8,539,478 and $8,005,124 at September 30, 2026 and December 31, 2025, respectively)	$28,383,139	$27,884,397
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2026 and December 31, 2025, respectively)	372,619	372,470
Right of use assets - operating leases (amounts related to VIEs of $117,282 and $0 at September 30, 2026 and December 31, 2025, respectively)	285,912	325,841
Less: accumulated depreciation (amounts related to VIEs of $(1,877,361) and $(1,763,988) at September 30, 2026 and December 31, 2025, respectively)	(8,181,719)	(7,906,629)
Total real estate	20,859,951	20,676,079
Cash and cash equivalents (amounts related to VIEs of $280,171 and $255,631 at September 30, 2026 and December 31, 2025, respectively)	1,471,631	1,478,206
Cash held in escrows (amounts related to VIEs of $5,905 and $10,319 at September 30, 2026 and December 31, 2025, respectively)	50,029	79,060
Investments in securities	45,932	44,614
Tenant and other receivables, net (amounts related to VIEs of $31,528 and $30,989 at September 30, 2026 and December 31, 2025, respectively)	92,300	92,625
Note receivable, net	12,495	9,373
Related party notes receivable, net	28,166	28,346
Sales-type lease receivable, net	16,332	15,672
Accrued rental income, net (amounts related to VIEs of $484,313 and $470,734 at September 30, 2026 and December 31, 2025, respectively)	1,599,110	1,538,515
Deferred charges, net (amounts related to VIEs of $253,548 and $204,924 at September 30, 2026 and December 31, 2025, respectively)	843,151	847,690
Prepaid expenses and other assets (amounts related to VIEs of $97,856 and $14,509 at September 30, 2026 and December 31, 2025, respectively)	193,572	108,105
Investments in unconsolidated joint ventures	831,228	999,309
Assets held for sale	10,425	24,770
Total assets	$26,054,322	$25,942,364
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,318,571 and $3,286,870 at September 30, 2026 and December 31, 2025, respectively)	$4,309,813	$4,280,067
Unsecured senior notes, net	9,506,144	9,806,100
Unsecured exchangeable senior notes, net	979,894	976,263
Unsecured line of credit	247,000	—
Unsecured term loans, net	797,671	797,053
Unsecured commercial paper	750,000	750,000
Lease liabilities - finance leases (amounts related to VIEs of $21,193 and $21,074 at September 30, 2026 and December 31, 2025, respectively)	350,953	360,039
Lease liabilities - operating leases (amounts related to VIEs of $167,297 and $0 at September 30, 2026 and December 31, 2025, respectively)	384,213	389,213
Accounts payable and accrued expenses (amounts related to VIEs of $137,831 and $88,849 at September 30, 2026 and December 31, 2025, respectively)	536,428	480,017
Dividends and distributions payable	123,849	123,753
Accrued interest payable	127,383	125,345
Other liabilities (amounts related to VIEs of $113,415 and $95,209 at September 30, 2026 and December 31, 2025, respectively)	346,911	386,074
Liabilities held for sale	111	—
Total liabilities	18,460,370	18,473,924

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2026	December 31, 2025
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 123,995 and 111,701 units outstanding at redemption value at September 30, 2026 and December 31, 2025, respectively	7,577	7,538
Noncontrolling interests:
Redeemable partnership units— 14,722,303 and 15,590,009 common units and 3,102,888 and 2,662,140 long term incentive units outstanding at redemption value at September 30, 2026 and December 31, 2025, respectively	1,137,101	1,272,719
Capital:
Boston Properties Limited Partnership partners’ capital— 1,774,975 and 1,768,004 general partner units and 157,897,342 and 156,780,294 limited partner units outstanding at September 30, 2026 and December 31, 2025, respectively	4,376,744	4,230,155
Accumulated other comprehensive income (loss)	15,265	(12,921)
Total partners’ capital	4,392,009	4,217,234
Noncontrolling interests in property partnerships	2,057,265	1,970,949
Total capital	6,449,274	6,188,183
Total liabilities and capital	$26,054,322	$25,942,364

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Lease	$846,159	$809,820	$2,495,993	$2,426,857
Parking and other	38,269	35,390	106,669	100,431
Hotel	13,219	13,162	37,221	37,532
Development and management services	9,792	9,317	26,632	27,938
Direct reimbursements of payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Total revenue	911,431	871,510	2,679,278	2,605,182
Expenses
Operating
Rental	335,345	331,736	1,015,568	995,376
Hotel	9,925	9,628	27,276	26,558
General and administrative	37,604	36,188	147,389	130,988
Payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Transaction costs	101	1,431	168	2,556
Depreciation and amortization	227,016	234,444	688,642	674,964
Total expenses	613,983	617,248	1,891,806	1,842,866
Other income (expense)
Income (loss) from unconsolidated joint ventures	1,145	(148,329)	34,110	(153,792)
Gains on sales of real estate	10,441	1,932	30,859	20,421
Loss on sales-type lease	—	—	—	(2,490)
Interest and other income	7,608	7,620	22,630	23,433
Gains (losses) from investments in securities	(744)	2,400	3,075	4,635
Unrealized gain (loss) on non-real estate investments	386	178	499	(344)
Impairment losses	—	(65,988)	(16,752)	(65,988)
Loss from early extinguishment of debt	—	—	—	(338)
Interest expense	(159,127)	(164,299)	(464,645)	(490,526)
Net income (loss)	157,157	(112,224)	397,248	97,327
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(28,692)	(17,853)	(74,682)	(56,702)
Net income (loss) attributable to Boston Properties Limited Partnership	$128,465	$(130,077)	$322,566	$40,625
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$0.73	$(0.74)	$1.83	$0.23
Weighted average number of common units outstanding	176,512	175,901	176,435	175,842
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$0.73	$(0.74)	$1.82	$0.23
Weighted average number of common and common equivalent units outstanding	177,036	175,901	176,930	176,342

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$157,157	$(112,224)	$397,248	$97,327
Other comprehensive income (loss):
Effective portion of interest rate contracts	13,578	(1,280)	27,245	(20,192)
Amortization of interest rate contracts (1)	1,089	1,677	4,441	6,450
Other comprehensive income (loss)	14,667	397	31,686	(13,742)
Comprehensive income (loss)	171,824	(111,827)	428,934	83,585
Comprehensive income attributable to noncontrolling interests	(28,836)	(17,997)	(75,114)	(57,134)
Comprehensive income (loss) attributable to Boston Properties Limited Partnership	$142,988	$(129,824)	$353,820	$26,451
_______________
(1)Amounts reclassified from comprehensive income (loss) primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, June 30, 2026	1,775	157,747	$4,255,976	$2,148	$2,018,815	$6,276,939	$1,233,605
Net activity from contributions and unearned compensation	—	5	1,918	—	—	1,918	6,470
Allocated net income (loss) for the period	—	—	116,083	—	28,692	144,775	12,382
Distributions	—	—	(111,771)	—	—	(111,771)	(12,608)
Conversion of redeemable partnership units	—	145	4,501	—	—	4,501	(4,501)
Adjustment to reflect redeemable partnership units at redemption value	—	—	99,653	—	—	99,653	(99,653)
Effective portion of interest rate contracts	—	—	—	12,261	—	12,261	1,317
Amortization of interest rate contracts	—	—	—	856	144	1,000	89
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	10,384	—	42,764	53,148	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(33,150)	(33,150)	—
Equity, September 30, 2026	1,775	157,897	$4,376,744	$15,265	$2,057,265	$6,449,274	$1,137,101

Equity, June 30, 2025	1,768	156,598	$4,340,850	$(15,059)	$2,003,993	$6,329,784	$1,285,061
Net activity from contributions and unearned compensation	—	6	632	—	—	632	3,551
Allocated net income (loss) for the period	—	—	(117,095)	—	17,853	(99,242)	(12,982)
Distributions	—	—	(110,880)	—	—	(110,880)	(12,950)
Conversion of redeemable partnership units	—	28	876	—	—	876	(876)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(138,431)	—	—	(138,431)	138,431
Effective portion of interest rate contracts	—	—	—	(1,151)	—	(1,151)	(129)
Amortization of interest rate contracts	—	—	—	1,379	144	1,523	154
Capped call transactions premium	—	—	(35,000)	—	—	(35,000)	—
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	(43,465)	(43,604)	—
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(212)	—	1,802	1,590	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(25,550)	(25,550)	—
Equity, September 30, 2025	1,768	156,632	$3,940,601	$(14,831)	$1,954,777	$5,880,547	$1,400,260

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2025	1,768	156,780	$4,230,155	$(12,921)	$1,970,949	$6,188,183	$1,272,719
Net activity from contributions and unearned compensation	4	89	4,602	—	—	4,602	43,529
Allocated net income for the period	—	—	290,890	—	74,682	365,572	31,676
Distributions	—	—	(334,509)	—	—	(334,509)	(38,598)
Conversion of redeemable partnership units	3	1,028	32,032	—	—	32,032	(32,032)
Adjustment to reflect redeemable partnership units at redemption value	—	—	143,261	—	—	143,261	(143,261)
Effective portion of interest rate contracts	—	—	—	24,571	—	24,571	2,674
Amortization of interest rate contracts	—	—	—	3,615	432	4,047	394
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	10,313	—	84,927	95,240	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(73,725)	(73,725)	—
Equity, September 30, 2026	1,775	157,897	$4,376,744	$15,265	$2,057,265	$6,449,274	$1,137,101

Equity, December 31, 2024	1,762	156,413	$4,391,985	$(2,072)	$1,933,545	$6,323,458	$1,378,573
Net activity from contributions and unearned compensation	2	79	5,383	—	—	5,383	35,276
Allocated net income for the period	—	—	36,571	—	56,702	93,273	4,054
Distributions	—	—	(421,236)	—	—	(421,236)	(49,257)
Conversion of redeemable partnership units	4	140	4,677	—	—	4,677	(4,677)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(37,706)	—	—	(37,706)	37,706
Effective portion of interest rate contracts	—	—	—	(18,176)	—	(18,176)	(2,016)
Amortization of interest rate contracts	—	—	—	5,417	432	5,849	601
Capped call transactions premium	—	—	(35,000)	—	—	(35,000)	—
Acquisition of noncontrolling interest in property partnership	—	—	(139)	—	(43,465)	(43,604)	—
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	(3,934)	—	71,115	67,181	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(63,552)	(63,552)	—
Equity, September 30, 2025	1,768	156,632	$3,940,601	$(14,831)	$1,954,777	$5,880,547	$1,400,260
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$397,248	$97,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	688,642	674,964
Impairment losses	16,752	65,988
Amortization of right of use assets - operating leases	(38)	299
Amortization of sales type lease	(650)	(749)
Non-cash compensation expense	48,738	39,563
(Income) loss from unconsolidated joint ventures	(34,110)	153,792
Distributions of net cash flow from operations of unconsolidated joint ventures	83,085	45,450
Gains from investments in securities	(3,075)	(4,635)
Allowance for current expected credit losses	(9)	(23)
Non-cash portion of interest expense	23,357	24,049
Loss from early extinguishments of debt	—	338
Gains on sales of real estate	(30,859)	(20,421)
Loss on sales-type lease	—	2,490
Unrealized (gain) loss on non-real estate investments	(499)	344
Change in assets and liabilities:
Tenant and other receivables, net	(9,468)	(4,851)
Accrued rental income, net	(74,279)	(82,113)
Prepaid expenses and other assets	(67,191)	(71,234)
Lease liabilities - operating leases	(14,459)	(341)
Accounts payable and accrued expenses	29,283	42,806
Accrued interest payable	1,704	(7,962)
Other liabilities	(21,613)	(40,870)
Tenant leasing costs	(95,167)	(76,806)
Total adjustments	540,144	740,078
Net cash provided by operating activities	937,392	837,405
Cash flows from investing activities:
Acquisitions of real estate	(30,287)	—
Construction in progress	(574,016)	(500,537)
Building, pre-development and other capital improvements	(84,691)	(171,660)
Tenant improvements	(289,908)	(243,194)
Proceeds from sales of real estate	294,234	21,840
Capital contributions to unconsolidated joint ventures	(95,883)	(118,524)
Capital distributions from unconsolidated joint ventures	7,431	29,211
Proceeds from sales of investments in unconsolidated joint ventures	215,058	—
Investment in non-real estate investments	(2,612)	(2,060)
Issuance of notes receivable (including related party)	(13,448)	(4,026)
Investments in securities, net	1,781	722
Net cash used in investing activities	(572,341)	(988,228)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from mortgage notes payable	80,086	—
Repayments of mortgage notes payable	(3,247)	(3,195)
Proceeds from unsecured senior notes	698,859	—
Repayment / redemption of unsecured senior notes	(1,000,000)	(850,000)
Proceeds from unsecured exchangeable senior notes	—	1,000,000
Borrowings on unsecured line of credit	467,000	865,000
Repayments of unsecured line of credit	(220,000)	(865,000)
Borrowings on unsecured term loans	—	700,000
Repayment of unsecured term loans	—	(700,000)
Payments on finance lease obligations	(10,762)	(10,174)
Borrowings on commercial paper program	8,227,912	5,681,892
Repayments on commercial paper program	(8,227,912)	(5,431,892)
Deferred financing costs	(60,530)	(37,145)
Capped call transactions premium	—	(35,000)
Net activity from equity transactions	(566)	(433)
Distributions	(373,011)	(519,720)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	95,239	67,179
Distributions to noncontrolling interests in property partnerships	(73,725)	(63,552)
Acquisition of noncontrolling interests in property partnerships	—	(43,604)
Net cash used in financing activities	(400,657)	(245,644)
Net decrease in cash and cash equivalents and cash held in escrows	(35,606)	(396,467)
Cash and cash equivalents and cash held in escrows, beginning of period	1,557,266	1,335,196
Cash and cash equivalents and cash held in escrows, end of period	$1,521,660	$938,729

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,478,206	$1,254,882
Cash held in escrows, beginning of period	79,060	80,314
Cash and cash equivalents and cash held in escrows, beginning of period	$1,557,266	$1,335,196

Cash and cash equivalents, end of period	$1,471,631	$861,066
Cash held in escrows, end of period	50,029	77,663
Cash and cash equivalents and cash held in escrows, end of period	$1,521,660	$938,729

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$478,729	$513,887
Interest capitalized	$41,006	$35,956

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2026	2025
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(185,945)	$(108,867)
Change in real estate included in accounts payable and accrued expenses	$30,647	$40,421
Non-cash contributions from noncontrolling interests in property partnerships, net	$(5,272)	$(2,548)
Capitalized operating lease costs	$24,148	$850
Capitalized amortization of deferred financing costs	$2,414	$—
Real estate contributed in exchange for investment in unconsolidated joint venture	$—	$(5,595)
Investment in unconsolidated joint ventures funded by real estate contributed	$—	$5,595
Related party note receivable contributed in exchange for investment in unconsolidated joint venture	$(10,500)	$—
Investment in unconsolidated joint ventures funded by related party note receivable contributed	$10,500	$—
Distributions declared but not paid	$123,849	$123,259
Conversions of redeemable partnership units to partners’ capital	$32,032	$4,677
Issuance of restricted securities to employees and non-employee directors	$47,151	$43,658

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at September 30, 2026, owned an approximate 90.0% (89.7% at December 31, 2025) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
Properties
At September 30, 2026, the Company owned or had joint venture interests in a portfolio of 162 commercial real estate properties (the “Properties”) aggregating approximately 50.6 million rentable square feet of primarily office properties, including six properties under construction/redevelopment totaling approximately 3.5 million rentable square feet. At September 30, 2026, the Properties consisted of:
•141 office properties (including two properties under construction/redevelopment);
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified ten entities that are VIEs as of September 30, 2026 and has determined that it is the primary beneficiary for nine of these entities as of September 30, 2026.
Consolidated Variable Interest Entities
As of September 30, 2026, BXP has identified nine consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following seven in-service properties: 767 Fifth Avenue (the General Motors Building), 7 Times Square, 601 Lexington Avenue, 300 Binney Street, 290 Binney Street, Atlantic Wharf Office Building and 100 Federal Street and (ii) 343 Madison Avenue, which is currently under development (See Note 9).
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
Unconsolidated Variable Interest Entities
As of September 30, 2026, BXP has identified one unconsolidated joint venture entity that is classified as a VIE. The Worldgate Multifamily JV LLC joint venture is a VIE because it does not have sufficient equity at risk. In addition, the Company does not consolidate the entity as it does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
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

At September 30, 2026 and December 31, 2025, the Company had $750.0 million outstanding under its unsecured commercial paper program. Due to their short-term maturities and stated interest rates that approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at September 30, 2026 and December 31, 2025.
The Company’s non-real estate investments are shown within Prepaid expenses and other assets on the Consolidated Balance Sheets and were approximately $14.0 million and $10.9 million at September 30, 2026 and December 31, 2025, respectively. The non-real estate investments utilize net asset value as the practical expedient.
Financial Assets and Liabilities Not Measured at Fair Value
The following table presents the Levels at which the Company’s non-recurring fair value financial instruments are categorized as defined in ASC 820, as well as the Company’s aggregate carrying value and corresponding estimate of fair value as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026		December 31, 2025
Level	Financial Instrument	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Level 3	Related party notes receivable, net	$28,166	$28,631	$28,346	$28,716
Level 3	Note receivable, net	12,495	13,182	9,373	9,858
Level 3	Sales-type lease receivable, net	16,332	14,023	15,672	13,911
	Total	$56,993	$55,836	$53,391	$52,485

Level 1	Unsecured senior notes, net (1)	$9,506,144	$8,914,656	$9,806,100	$9,554,844
Level 1	Unsecured exchangeable senior notes, net (1)	979,894	912,590	976,263	958,745
Level 1	Unsecured commercial paper	750,000	750,000	750,000	750,000
	Subtotal	$11,236,038	$10,577,246	$11,532,363	$11,263,589

Level 3	Mortgage notes payable, net	$4,309,813	$4,075,967	$4,280,067	$4,010,151
Level 3	Unsecured line of credit	247,000	246,452	—	—
Level 3	Unsecured term loan, net	797,671	802,252	797,053	805,687
	Subtotal	$5,354,484	$5,124,671	$5,077,120	$4,815,838
	Total	$16,590,522	$15,701,917	$16,609,483	$16,079,427
_______________
(1)If trading volume for the period is low, the valuation could be categorized as Level 2.
Non-Recurring Fair Value - Impairment
On May 27, 2026, the Company entered into an agreement to sell its leasehold interest and improvements thereon commonly known as Sumner Square to a third party and on May 29, 2026, the sale met the Company’s “held for sale” criteria. Following the classification of an asset as “held for sale”, the assets are written down to the lower of carrying value or its estimated fair value, less the costs to sell. As a result, BXP and BPLP recognized a non-cash impairment loss of approximately $18.0 million and $16.8 million, respectively, during the nine months ended September 30, 2026. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820, including an accepted offer from a third party, as offers are classified as Level 3 inputs and there were no other unobservable inputs utilized in the consolidated impairment analysis. The Company completed the sale of the property on August 5, 2026 (See Note 3).
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
The following table presents the aggregate fair value of the Company’s interest rate swaps as of September 30, 2026 and December 31, 2025 (in thousands):

Fair value	September 30, 2026	December 31, 2025
Interest rate swaps	$10,005	$(8,283)
Recurring Fair Value - Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow each officer and non-employee director of BXP to defer a portion of the officer’s income and the non-employee director’s compensation, respectively, on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by the plan participant. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At September 30, 2026 and December 31, 2025, the Company had maintained approximately $45.8 million and $44.4 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains (losses) of approximately $(0.7) million and $2.4 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended September 30, 2026 and September 30, 2025, respectively, and approximately $3.1 million and $4.6 million during the nine months ended September 30, 2026 and September 30, 2025, respectively, primarily due to the observable change in fair value.
3. Real Estate
Real estate consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	BXP		BPLP
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Land	$5,264,436	$5,243,760	$5,172,450	$5,151,246
Right of use assets - finance leases	372,619	372,470	372,619	372,470
Right of use assets - operating leases	285,912	325,841	285,912	325,841
Land held for future development (1)	503,648	518,492	503,648	518,492
Buildings and improvements	17,421,372	16,908,060	17,157,984	16,643,092
Tenant improvements	4,368,440	4,042,150	4,368,440	4,042,150
Furniture, fixtures and equipment	52,304	54,160	52,304	54,160
Construction in progress	1,128,313	1,475,257	1,128,313	1,475,257
Total	29,397,044	28,940,190	29,041,670	28,582,708
Less: Accumulated depreciation	(8,319,577)	(8,040,311)	(8,181,719)	(7,906,629)
	$21,077,467	$20,899,879	$20,859,951	$20,676,079
_______________
(1)Includes pre-development costs.
Held for Sale
On August 6, 2025, the Company entered into an agreement to sell a portion of its Shady Grove land parcel located in Rockville, Maryland to a third party. As of September 30, 2026, the anticipated sale met the Company’s “held for sale” criteria. The Company generally considers assets to be “held for sale” when the transaction has been approved by BXP’s Board of Directors, or a committee thereof, the asset is available for immediate sale in present condition and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of an asset as “held for sale,” no further depreciation or amortization is recorded on the assets, and the assets are written down to the lower of carrying value or estimated fair market value, less the costs to sell. The Company recognized a non-cash impairment loss during the nine months ended September 30, 2025 in connection with the sale of this property.
At September 30, 2026, the assets and liabilities of Shady Grove consisted of (in thousands):

Assets
Real estate, at cost	$10,190
Total real estate, at cost	10,190
Prepaid expenses and other assets	235
Assets held for sale	$10,425

Liabilities
Accounts payable and accrued expenses	$111
Liabilities held for sale	$111
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
Acquisition
On August 20, 2026, the Company completed the acquisition of 860 and 870 Winter Street located in Waltham, Massachusetts for a total purchase price, including transaction costs, of approximately $30.3 million. The acquisition was completed with available cash.
The following table summarizes the allocation of the purchase price, including transaction costs, of 860 and 870 Winter Street at the date of acquisition (in thousands):

Land	$28,161
Building and improvements	798
In-place lease intangibles	1,328
Net assets acquired	$30,287
As of the acquisition date, the acquired in-place lease intangibles are related to one lease at 870 Winter Street which will expire on December 31, 2053. The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles from the acquisition date through the remainder of 2026 and each of the next five succeeding fiscal years (in thousands):

Period from August 20, 2026 through December 31, 2026	$18
2027	49
2028	49
2029	49
2030	49
2031	49

Dispositions
The following table represents the assets that were sold during the nine months ended September 30, 2026 and the gains (losses) on sales of real estate recognized by each of BXP and BPLP (dollars in thousands):

			Square Feet	Gross Sale Price	Net Cash Proceeds (1)	Gain (Loss) on Sale (2)
Property	Location	Date Disposed				BXP	BPLP
Land:
North First Business Park (3)	San Jose, CA	January 14, 2026	191,000	$50,500	$49,437	$(229)	$(229)
Shady Grove Parcel 1 (3)	Rockville, MD	February 5, 2026	N/A	24,650	23,676	(763)	(763)
Subtotal			191,000	75,150	73,113	(992)	(992)
Office:
Sumner Square (4)	Washington, DC	August 5, 2026	210,500	63,000	61,090	1,932	1,932
1330 Connecticut Avenue (3)	Washington, DC	September 23, 2026	253,400	92,375	89,227	8,528	8,528
Subtotal			463,900	155,375	150,317	10,460	10,460
Residential:
The Lofts at Atlantic Wharf (5)	Boston, MA	February 25, 2026	87,000	55,500	54,188	14,744	14,744
Subtotal			87,000	55,500	54,188	14,744	14,744
Retail:
Kingstowne Retail (5)	Alexandria, VA	April 17, 2026	88,300	19,700	19,306	7,029	7,048
Subtotal			88,300	19,700	19,306	7,029	7,048
Total Dispositions			830,200	$305,725	$296,924	$31,241	$31,260
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
(4)During the nine months ended September 30, 2026, the Company recognized an impairment loss for this property (see Note 2).
(5)The fair value of the real estate disposed exceeded the carrying value.
4. Leases
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and nine months ended September 30, 2026 and 2025 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Revenue	2026	2025	2026	2025
Fixed contractual payments	$686,375	$658,822	$2,014,607	$1,986,331
Variable lease payments	159,500	150,731	480,546	439,688
Sales-type lease revenue	284	267	840	838
	$846,159	$809,820	$2,495,993	$2,426,857

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2026 and December 31, 2025:

				Carrying Value of Investment (1)
Entity	Property	Nominal % Ownership		September 30, 2026	December 31, 2025
				(in thousands)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(2)	$28,570	$29,085
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(2,645)	(12,655)
501 K Street LLC	1001 6th Street	50.00%		45,750	45,724
Podium Venture LLC	The Hub on Causeway - Podium	50.00%		48,704	54,742
Residential Tower Developer LLC	Hub50House	50.00%		35,593	33,942
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,036	12,021
Office Venture LLC	100 Causeway Street	50.00%		44,008	48,924
1265 Main Office JV LLC	1265 Main Street	50.00%		4,904	3,091
BNY Tower Holdings LLC	Dock 72	50.00%	(3)	81,928	83,547
CA-Colorado Center, LLC	Colorado Center	50.00%		13,067	69,959
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%	(4)	—	47,144
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		106,930	109,451
Platform 16 Holdings LP	Platform 16	55.00%		58,338	58,561
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(4)	—	125,576
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%	(5)	63	272
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(6)	(560)	(2,557)
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(7)	114,662	104,778
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		13,776	14,506
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		93,827	74,747
ABXP Worldgate Investments LLC	13100 Worldgate Drive	50.00%	(8)	16,363	21,995
CAB 290 Coles Venture LLC	290 Coles Street - Common Equity	19.46%		19,571	19,928
CAB 290 Coles Holdco LLC	290 Coles Street - Preferred Equity	—%	(9)	70,458	30,362
17 Hartwell JV LLC	17 Hartwell Avenue	20.00%		16,797	10,567
Worldgate Multifamily JV LLC	13150 Worldgate Drive	20.00%	(10)	5,412	N/A
				$827,552	$983,710
 _______________
(1)Investments with deficit balances aggregating approximately $3.7 million and $15.6 million at September 30, 2026 and December 31, 2025, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(3)This investment includes net equity balances from the amenity joint venture. The amenity joint venture had a deficit balance of approximately $0.5 million and $0.4 million at September 30, 2026 and December 31, 2025, respectively.
(4)The Company sold its entire ownership interest during the nine months ended September 30, 2026 (See “Dispositions” below in this Note 5).
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
(8)The joint venture completed the sale of 13150 Worldgate Drive during the nine months ended September 30, 2026 (See “Dispositions” below in this Note 5).
(9)The Company has fully funded $65.0 million of required capital through its preferred equity investment accruing at a 13.0% internal rate of return and is to be redeemed, in full, upon the earlier of two years after stabilization of the property or March 5, 2030.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
ASSETS
Real estate and development in process, net (1) (2)	$4,398,314	$4,786,058
Other assets (3)	658,016	672,776
Total assets	$5,056,330	$5,458,834
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,695,499	$2,905,065
Other liabilities (4)	241,622	189,125
Members’/Partners’ equity	2,119,209	2,364,644
Total liabilities and members’/partners’ equity	$5,056,330	$5,458,834
Company’s share of equity	$931,232	$1,084,806
Basis differentials (2) (5)	(103,680)	(101,096)
Carrying value of the Company’s investments in unconsolidated joint ventures (6)	$827,552	$983,710
_______________
(1)At September 30, 2026 and December 31, 2025, this amount included right of use assets - operating leases totaling approximately $17.0 million and $17.9 million, respectively.
(2)During the year ended December 31, 2025, the joint ventures that own Safeco Plaza and Gateway Commons recognized property-level impairment losses in accordance with ASC 360, “Property, Plant and Equipment”. In prior periods, the Company had impaired its equity method investments to the estimated fair values for these joint ventures; the amounts were recognized as basis differences.
(3)At September 30, 2026 and December 31, 2025, this amount included sales-type lease receivable, net totaling approximately $14.6 million and $14.4 million, respectively.
(4)At September 30, 2026 and December 31, 2025, this amount included lease liabilities - operating leases totaling approximately $30.3 million and $30.5 million, respectively.
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

	September 30, 2026	December 31, 2025
Property	(in thousands)
Colorado Center	$133,367	$131,356
200 Fifth Avenue	47,012	48,289
Safeco Plaza	33,909	32,905
7750 Wisconsin Avenue	—	7,506
Gateway Commons	—	(700)
Dock 72	(85,711)	(88,420)
360 Park Avenue South	(110,171)	(110,815)
Platform 16	(142,672)	(142,677)
Other basis differentials	20,586	21,460
Total basis differentials	$(103,680)	$(101,096)
These basis differentials (excluding land, which is not depreciable) will be amortized over the remaining lives of the related assets and liabilities.

(6)Investments with deficit balances aggregating approximately $3.7 million and $15.6 million at September 30, 2026 and December 31, 2025, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Total revenue (1)	$105,193	$128,190	$304,859	$384,309
Expenses
Operating	47,583	56,578	142,271	165,497
Transaction costs	326	2	693	173
Depreciation and amortization	29,589	45,409	90,908	131,940
Total expenses	77,498	101,989	233,872	297,610
Other income (expense)
Losses from early extinguishment of debt	—	—	—	(62)
Interest expense	(35,990)	(47,202)	(112,318)	(136,738)
Loss on interest rate contract	—	—	(35)	—
Unrealized loss on derivative instruments	—	(1,403)	—	(14,632)
Gains on sales of real estate (2)	—	4,762	2,714	4,762
Net loss	$(8,295)	$(17,642)	$(38,652)	$(59,971)

Company’s share of net loss (2)	$(606)	$(6,613)	$(10,965)	$(20,099)
Gains on sales of investments (3)	—	—	41,559	—
Impairment loss on investment (4)	—	(145,133)	—	(145,133)
Basis differential (5)	1,751	3,417	3,516	11,440
Income (loss) from unconsolidated joint ventures	$1,145	$(148,329)	$34,110	$(153,792)
_______________
(1)Includes straight-line rent adjustments of approximately $10.1 million and $3.7 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $19.8 million and $12.4 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)On June 4, 2026, the joint venture that owned 13150 Worldgate Drive sold the property. As a result of the historical basis difference for this asset, the Company recognized a gain on sale of real estate of approximately $0.8 million for the nine months ended September 30, 2026, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for the basis differential (See “Dispositions” below in this Note 5). On September 17, 2025, the joint venture that owned Beach Cities Media Campus sold the property. As a result of the historical basis difference for this asset, the Company recognized an aggregate gain on sale of real estate of approximately $2.2 million for the three and nine months ended September 30, 2025, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for the basis differential.
(3)During the nine months ended September 30, 2026, the Company completed the sale of its entire 50% ownership interest in each of Gateway Commons and 7750 Wisconsin Avenue (See “Dispositions” below in this Note 5).
(4)During the three and nine months ended September 30, 2025, the Company recognized an other-than-temporary impairment loss on its investment in Gateway Commons of approximately $145.1 million.
(5)Includes depreciation and amortization of approximately $(1.5) million and $(3.1) million for the three months ended September 30, 2026 and 2025, respectively, and approximately $(3.5) million and $(7.4) million for the nine months ended September 30, 2026 and 2025, respectively. Includes unrealized losses on derivative instruments of approximately $0.4 million and $3.9 million for the three and nine months ended September 30, 2025.
New Joint Venture
On June 4, 2026, the Company entered into a joint venture with a third party to develop, own, and operate a residential property at 13150 Worldgate Drive located in Herndon, Virginia. The Company contributed approximately $4.4 million in cash to the joint venture for a 20% ownership interest. Concurrently, the joint venture acquired 13150 Worldgate Drive (See “Dispositions” below in this Note 5) for a gross purchase price of approximately $21.3 million, including approximately $3.1 million of pre-development costs. The joint venture also entered into an approximately $68.2 million construction loan. The loan bears interest at a fixed rate of 6.25% per annum and matures on June 10, 2031. When completed, 13150 Worldgate Drive is expected to be a 359-unit residential property with a parking garage.
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
On June 3, 2026, a joint venture in which the Company has a 30% ownership interest modified the loans collateralized by its 500 North Capitol Street, NW property. The loans consisted of a mortgage note payable (Note A) equal to $70.0 million and a mortgage note payable (Note B) equal to $35.0 million. The Company held $10.5 million of Note B which was reflected in Related party notes receivable, net on the Company’s Consolidated Balance Sheets. Prior to the modifications, Note A bore interest at a fixed rate of 6.23% per annum, Note B bore interest at a fixed rate of 8.03% per annum and both notes were scheduled to mature on June 5, 2026. Following the June 2026 modifications, the loans were scheduled to mature on December 31, 2026, and both loans bore interest at a fixed rate of 6.88% per annum. On September 25, 2026, the lenders of Note B, which were the Company and an affiliate of the joint venture partner, assigned Note B to the lender of Note A. As a result, the loans were consolidated into a single mortgage note payable with a total commitment of $105.0 million with a maturity date of September 25, 2031. The new loan consists of a $70.0 million component that bears interest at a fixed rate of 6.78% per annum and a $35.0 million component that will be advanced during the term of the loan and will bear interest at Term SOFR plus 2.00% per annum. Note B has been extinguished through a deemed noncash contribution from the Company to the joint venture and is no longer reflected in Related party notes receivable, net on the Company’s Consolidated Balance Sheets. 500 North Capitol Street, NW is an office property with approximately 231,000 net rentable square feet located in Washington, DC.
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
Dispositions
The following table represents the Company’s share (based on ownership percentage) of the sales that occurred during the nine months ended September 30, 2026 (dollars in thousands):

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
6. Debt
Mortgage Notes Payable
On July 28, 2026, the Company entered into a $1.2 billion construction loan for the development of 343 Madison Avenue located in New York City, New York. The loan matures on July 28, 2030 and provides for a one-year extension option, subject to customary conditions. The loan bears interest at a variable rate of Term SOFR plus 2.50% per annum, which may be reduced to Term SOFR plus 2.25% per annum upon the achievement of certain leasing and construction milestones. As of September 30, 2026, the construction loan had a principal balance of approximately $80.1 million. 343 Madison Avenue is an office development project with approximately 930,000 rentable square feet (See Note 9).
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2026 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes (3)	2.750%	3.495%	$1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
10 Year Unsecured Senior Notes	5.750%	5.842%	850,000	January 15, 2035
10 Year Unsecured Senior Notes	6.050%	6.162%	700,000	October 15, 2036
Total principal			9,550,000
Less:
Net unamortized discount			7,794
Deferred financing costs, net			36,062
Total			$9,506,144
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
(3)See Note 14.
On February 2, 2026, BPLP repaid $1.0 billion in aggregate principal amount of its 3.650% unsecured senior notes due February 1, 2026, at par. The repayment was completed with available cash.
On August 31, 2026, BPLP completed a public offering of $700.0 million in aggregate principal amount of its 6.050% unsecured senior notes due 2036. The notes were priced at 99.837% of the principal amount to yield an effective rate (including financing fees) of approximately 6.162% per annum to maturity. The notes will mature on October 15, 2036, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $692.4 million after deducting underwriting discounts and transaction expenses.
Unsecured Term Loans
On September 25, 2026, BPLP exercised its option to extend the maturity date of its $100.0 million unsecured term loan facility (the “2024 Unsecured Term Loan”) that was scheduled to mature on September 25, 2026 to September 24, 2027. The 2024 Unsecured Term Loan has a one-year extension option remaining, subject to certain conditions. All other terms of the 2024 Unsecured Term Loan remain unchanged. Based on BPLP’s credit rating at September 30, 2026, the 2024 Unsecured Term Loan bears interest at a rate equal to Daily Simple SOFR plus 1.05% per annum. At September 30, 2026, BPLP had $100.0 million of principal outstanding under the 2024 Unsecured Term Loan.
7. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of September 30, 2026, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in Accumulated other comprehensive income (loss) in the Company’s Consolidated Balance Sheets and is subsequently reclassified into Interest expense in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not have any undesignated hedges during the three and nine months ended September 30, 2026.
BPLP’s derivative contracts consisted of the following at September 30, 2026 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Prepaid expenses and other assets	$10,005
The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (loss) (1)	$13,578	$(1,280)	$27,245	$(20,192)
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$1,089	$1,677	$4,441	$6,450
Amount of gain (loss) related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
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

The Company had letters of credit and performance obligations related to lender and development requirements that totaled approximately $30.1 million at September 30, 2026.
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
The Company has two mezzanine loan receivables with maximum commitments of $20.0 million and $50.0 million. As of September 30, 2026, the Company has funded approximately $12.6 million and $28.6 million, respectively, under the mezzanine loans, which is reflected in Note receivable, net and Related party notes receivable, net, respectively, in the Company’s Consolidated Balance Sheets.
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
On February 18, 2025, a Special Referee was appointed to determine damages for the Additional and Final Fees. The parties participated in a five-day hearing during June and August 2025, submitted opening and responsive post-hearing briefs in September and October 2025, and attended an additional hearing in December 2025.
On September 8, 2026, the Special Referee issued an Interim Decision and Order (“IDO”) resolving certain assumptions used to calculate the Additional and Final Fees and directing the seller to revise their damages model using those assumptions.
The Company disputes the seller’s calculations and certain assumptions adopted in the Special Referee’s IDO and intends to continue defending the matter vigorously. However, there can be no assurance that the Company will prevail. The Company believes that a loss is reasonably possible but not probable. The reasonably possible loss in excess of amounts previously paid could be up to approximately $24.0 million, including statutory interest through September 30, 2026, and may increase as interest continues to accrue.
Separately, on January 15, 2025, the Company filed a notice of appeal from the judgment on liability for the Additional and Final Fees. The appeal remains pending, and opening briefs are due January 7, 2027. The Company is evaluating the IDO and expects to address its objections to the summary judgment ruling and the IDO in the appellate proceedings.
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
Brammer alleged that, as a result of the Company’s construction of 290 Binney Street, it is threatened with irreparable harm due to intrusion onto the 250 Binney Street premises and the loss of its property rights. Brammer also alleged that the 290 Binney Street development project caused major disruption to its manufacturing operations, and that it has suffered and will continue to suffer damages in the form of losses to its clients and customers. Brammer brought the action for quiet title, breach of contract, trespass and nuisance, and it sought declaratory and injunctive relief and specific performance purportedly to protect its property interests in the premises located at 250 Binney Street.
On May 16, 2024, Brammer’s motion for a preliminary injunction was denied by the trial court. Brammer subsequently appealed that decision. On August 20, 2026, the Massachusetts Appeals Court affirmed the trial court’s denial of Brammer’s motion for a preliminary injunction. The remainder of the case continues to proceed in the trial court on the standard litigation timeline.
The Company believes it has meritorious defenses against Brammer’s claims and intends to defend against them vigorously. However, there can be no assurance the Company will prevail in the litigation. Although the Company is unable to estimate a range of loss for all related matters for which losses are reasonably possible, if the court awards monetary damages to Brammer, it could have a material adverse effect on the Company’s results of operations and financial condition.
New York Police Department Paid Detail Program
The Company is a named defendant in an alleged collective and class action wage and hour lawsuit filed on behalf of certain individuals who provided off-duty, uniformed security services at the Company’s buildings in New York City pursuant to the New York Police Department’s Paid Detail Program. In addition to the Company, the plaintiffs also initially named as defendants more than ninety (90) other companies. The plaintiffs filed the lawsuit in the United States District Court for the Southern District of New York on January 23, 2025, and brought the claims under the Fair Labor Standards Act, the New York Labor Law and the Freelance Isn’t Free Act. The plaintiffs subsequently filed a first amended complaint and a second amended complaint on February 13, 2025 and February 24, 2025, respectively. On December 15, 2025, the plaintiffs filed a motion for leave to file a Third Amended Complaint, which sought to add approximately eighty-five (85) new defendants to the lawsuit. By court order on February 6, 2026, the court directed the plaintiffs to file the Third Amended Complaint by March 11, 2026 as the operative pleading. The plaintiffs filed the Third Amended Complaint on or about March 11, 2026 and served the Third Amended Complaint on the new defendants. In sum, the plaintiffs have now named and joined over 170 defendants in this litigation under the Third Amended Complaint.
Consistent with the prior complaints, the Third Amended Complaint alleges that the plaintiffs were not paid certain wages owed to them or were not paid in a timely manner and that the plaintiffs did not receive certain wage payment notices required by law. Pursuant to the current court-ordered schedule, the defendants’ deadline to answer, move or otherwise respond to the Third Amended Complaint was July 16, 2026. On July 16, 2026, a group of approximately fourteen (14) defendants, including the Company, together filed a Motion to Dismiss the Third Amended Complaint. A substantial number of the other defendants joined the Motion to Dismiss by the court-ordered July 23, 2026 deadline to do so. The briefing period for the motion is scheduled to run through January 20,

2027. Discovery has not yet commenced. As a result, the Company is unable to estimate a range of loss for which losses are reasonably possible. Although the Company believes it has meritorious defenses to the claims and intends to defend against them vigorously, there can be no assurance that the Company will prevail in the lawsuit or that it will not have a material adverse effect on the Company’s results of operations or financial condition.
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2026, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2024 MYLTIP Units	2025 MYLTIP Units	2026 MYLTIP Units	2025 OPP Units
14,722,303	3,102,888	330,479	354,940	458,393	711,864
__________
(1)Includes 792,017 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2023 (i.e., 2012 OPP and 2013 - 2023 MYLTIP awards).
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2026, 1,031,410 OP Units were presented by the holders for redemption (including an aggregate of 56,987 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At September 30, 2026, BPLP had outstanding the 2024 - 2026 MYLTIP Units and the 2025 OPP Units. Prior to the end of the respective performance period for each plan, holders of LTIP Units issued pursuant to these awards are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an LTIP Unit, but will not be entitled to receive any special distributions. After the performance period for each plan has ended, (1) the number of LTIP Units, both vested and unvested, that the MYLTIP Unit or 2025 OPP Unit recipients, as applicable, have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an LTIP Unit and (2) the Company will make a “catch-up” payment on the LTIP Units that are ultimately earned, if any, in an amount equal to the regular and special dividends, if any, declared during the respective performance period on a number of shares of Common Stock equal to the number of 2024 - 2026 MYLTIP Units or 2025 OPP Units that are earned, less the distributions actually paid during the performance period of each respective award, which (a) for the earned 2024 - 2026 MYLTIP Units will be payable in the form of cash and (b) for the earned 2025 OPP Units will be in the form of additional earned 2025 OPP Units, provided that if the total number of earned 2025 OPP Units would exceed the total number of 2025 OPP Units granted, then such excess shall be paid in cash.
The following table shows the results for the 2023 MYLTIP awards (after giving effect to employee separations) at the end of its three-year measurement period (Aggregate value is shown in millions):

	Measurement Date	Final Payout as a % of Target	Aggregate Value	Forfeited Units
2023 MYLTIP Awards	February 6, 2026	95%	$9.9	168,717

The following table presents BPLP’s distributions on the OP Units, LTIP Units, MYLTIP Units and 2025 OPP Units paid or declared in 2026 and during the nine months ended September 30, 2025:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit and 2025 OPP Units
September 30, 2026	October 30, 2026	$0.70	$0.070
June 30, 2026	July 31, 2026	$0.70	$0.070
March 31, 2026	April 30, 2026	$0.70	$0.070
December 31, 2025	January 29, 2026	$0.70	$0.070
September 30, 2025	October 31, 2025	$0.70	$0.070
June 30, 2025	July 31, 2025	$0.98	$0.098
March 31, 2025	April 30, 2025	$0.98	$0.098
December 31, 2024	January 30, 2025	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to covenants agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. Based on the last reported price of a share of Common Stock on the New York Stock Exchange of $61.11 per share on September 30, 2026, the value of the OP Units (other than OP Units owned by BXP) and LTIP Units (including the 2012 OPP Units and 2013 - 2023 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2026 was approximately $1.1 billion.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $2.1 billion and $2.0 billion at September 30, 2026 and December 31, 2025, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On September 23, 2026, the Company completed the sale of a 10.55% direct and indirect interest in 343 Madison Avenue, a development project located in New York City, New York, to an investor. The Company retains an approximately 89.45% ownership interest in the joint venture. The investor funded approximately $50.7 million in cash at closing for its investment, which was distributed to the Company to represent the investor’s interest in the joint venture. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its Consolidated Balance Sheets totaling approximately $45.2 million, which is equal to approximately 10.55% of the aggregate carrying value of the total equity of the project immediately prior to the transaction. The difference between the cash proceeds received and the noncontrolling interest recognized, which was approximately $5.5 million, has been reflected as an increase in additional paid-in capital in the Company’s Consolidated Balance Sheets. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control the property and thus will continue to account for the property on a consolidated basis in its financial statements and no gain was recognized in the Consolidated Statements of Operations. The Company will provide customary development, property management and leasing services to the joint venture.
10. Stockholders’ Equity / Partners’ Capital
As of September 30, 2026, BXP had 159,672,317 shares of Common Stock outstanding.
As of September 30, 2026, BXP owned 1,774,975 general partnership units and 157,897,342 limited partnership units in BPLP.
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
During the nine months ended September 30, 2026, BXP issued 1,031,410 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2026 and during the nine months ended September 30, 2025:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 30, 2026	October 30, 2026	$0.70	$0.70
June 30, 2026	July 31, 2026	$0.70	$0.70
March 31, 2026	April 30, 2026	$0.70	$0.70
December 31, 2025	January 29, 2026	$0.70	$0.70
September 30, 2025	October 31, 2025	$0.70	$0.70
June 30, 2025	July 31, 2025	$0.98	$0.98
March 31, 2025	April 30, 2025	$0.98	$0.98
December 31, 2024	January 30, 2025	$0.98	$0.98
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
Asset information by segment is not reported because the Company and the CODMs are not provided with the segment asset information and therefore do not use this measure to assess performance or allocate resources. Asset values for the Company’s properties are reported in the Consolidated Balance Sheets at historical cost, which may not reflect current market values. Therefore, depreciation and amortization expense is not allocated among segments. The following are not included in the Company’s share of NOI as they are not necessarily linked to the operating performance of a real estate asset and are often incurred at the corporate level as opposed to the property level: development and management services revenue, direct reimbursements of payroll and related costs from management services contracts, income (loss) from unconsolidated joint ventures, gains on sales of real estate, interest and other income, gains (losses) from investments in securities, unrealized gain (loss) on non-real estate investments, corporate general and administrative expense, payroll and related costs from management services contracts, transaction costs, depreciation and amortization expense, loss on sales-type lease, impairment losses, loss from early extinguishment of debt, interest expense and net income (loss) attributable to noncontrolling interests. The Company’s share of NOI presented may not be comparable to what is reported by other REITs or real estate companies that define NOI differently.

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
The following tables present reconciliations of the Company’s share of NOI to Net Income (Loss) Attributable to BXP, Inc. and Net Income (Loss) Attributable to Boston Properties Limited Partnership for the three and nine months ended September 30, 2026 and 2025.
BXP

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Company’s share of NOI	$514,304	$496,179	$1,491,319	$1,484,504
Add:
Development and management services revenue	9,792	9,317	26,632	27,938
Direct reimbursements of payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Income (loss) from unconsolidated joint ventures	1,145	(148,329)	34,110	(153,792)
Gains on sales of real estate	10,441	1,932	30,840	20,322
Interest and other income	7,608	7,620	22,630	23,433
Gains (losses) from investments in securities	(744)	2,400	3,075	4,635
Unrealized gain (loss) on non-real estate investments	386	178	499	(344)
Net operating income attributable to noncontrolling interests in property partnerships	63,665	51,504	175,710	152,768
Less:
General and administrative expense	37,604	36,188	147,389	130,988
Payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Transaction costs	101	1,431	168	2,556
Depreciation and amortization expense	228,679	236,147	693,623	680,073
Loss on sales-type lease	—	—	—	2,490
Net operating income from unconsolidated joint ventures	25,592	30,675	69,990	94,386
Impairment losses	—	68,901	18,036	68,901
Loss from early extinguishment of debt	—	—	—	338
Interest expense	159,127	164,299	464,645	490,526
Net income (loss)	155,494	(116,840)	390,964	89,206
Less:
Noncontrolling interests in property partnerships	28,692	17,853	74,682	56,702
Noncontrolling interest—common units of the Operating Partnership	12,320	(12,981)	31,676	4,054
Net income (loss) attributable to BXP, Inc.	$114,482	$(121,712)	$284,606	$28,450

BPLP

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Company’s share of NOI	$514,304	$496,179	$1,491,319	$1,484,504
Add:
Development and management services revenue	9,792	9,317	26,632	27,938
Direct reimbursements of payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Income (loss) from unconsolidated joint ventures	1,145	(148,329)	34,110	(153,792)
Gains on sales of real estate	10,441	1,932	30,859	20,421
Interest and other income	7,608	7,620	22,630	23,433
Gains (losses) from investments in securities	(744)	2,400	3,075	4,635
Unrealized gain (loss) on non-real estate investments	386	178	499	(344)
Net operating income attributable to noncontrolling interests in property partnerships	63,665	51,504	175,710	152,768
Less:
General and administrative expense	37,604	36,188	147,389	130,988
Payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Transaction costs	101	1,431	168	2,556
Depreciation and amortization expense	227,016	234,444	688,642	674,964
Loss on sales-type lease	—	—	—	2,490
Net operating income from unconsolidated joint ventures	25,592	30,675	69,990	94,386
Impairment losses	—	65,988	16,752	65,988
Loss from early extinguishment of debt	—	—	—	338
Interest expense	159,127	164,299	464,645	490,526
Net income (loss)	157,157	(112,224)	397,248	97,327
Less:
Noncontrolling interests in property partnerships	28,692	17,853	74,682	56,702
Net income (loss) attributable to Boston Properties Limited Partnership	$128,465	$(130,077)	$322,566	$40,625
The following table presents a reconciliation of Revenue from the Consolidated Financial Statements to Rental Revenue for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$911,431	$871,510	$2,679,278	$2,605,182
Less:
Development and management services revenue	9,792	9,317	26,632	27,938
Direct reimbursements of payroll and related costs from management services contracts	3,992	3,821	12,763	12,424
Total rental revenue	$897,647	$858,372	$2,639,883	$2,564,820

The following tables present the Company’s share of NOI for each geographic segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands).
For the three months ended September 30, 2026:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$341,170	$16,743	$277,916	$128,004	$11,401	$105,311	$880,545
Residential	—	—	—	3,883	—	—	3,883
Hotel	13,219	—	—	—	—	—	13,219
Total	354,389	16,743	277,916	131,887	11,401	105,311	897,647
% of Grand Totals	39.48%	1.87%	30.96%	14.69%	1.27%	11.73%	100.00%
Rental Expenses:
Office	115,807	7,132	120,447	51,741	3,154	35,021	333,302
Residential	—	—	—	2,043	—	—	2,043
Hotel	9,925	—	—	—	—	—	9,925
Total	125,732	7,132	120,447	53,784	3,154	35,021	345,270
% of Grand Totals	36.42%	2.07%	34.88%	15.58%	0.91%	10.14%	100.00%
Net operating income	$228,657	$9,611	$157,469	$78,103	$8,247	$70,290	$552,377
% of Grand Totals	41.39%	1.74%	28.51%	14.14%	1.49%	12.73%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(27,564)	—	(36,101)	—	—	—	(63,665)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	11,188	7,075	4,752	(556)	1,928	1,205	25,592
Company’s share of net operating income	$212,281	$16,686	$126,120	$77,547	$10,175	$71,495	$514,304
% of Grand Totals	41.28%	3.24%	24.52%	15.08%	1.98%	13.90%	100.00%

For the three months ended September 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$302,589	$17,735	$263,212	$127,441	$14,394	$106,994	$832,365
Residential	4,633	—	—	3,316	—	4,896	12,845
Hotel	13,162	—	—	—	—	—	13,162
Total	320,384	17,735	263,212	130,757	14,394	111,890	858,372
% of Grand Totals	37.32%	2.07%	30.66%	15.23%	1.68%	13.04%	100.00%
Rental Expenses:
Office	113,087	1,613	113,951	53,077	3,304	40,609	325,641
Residential	1,943	—	—	1,982	—	2,170	6,095
Hotel	9,628	—	—	—	—	—	9,628
Total	124,658	1,613	113,951	55,059	3,304	42,779	341,364
% of Grand Totals	36.52%	0.47%	33.38%	16.13%	0.97%	12.53%	100.00%
Net operating income	$195,726	$16,122	$149,261	$75,698	$11,090	$69,111	$517,008
% of Grand Totals	37.85%	3.12%	28.87%	14.64%	2.15%	13.37%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(16,574)	—	(34,930)	—	—	—	(51,504)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,903	6,876	1,423	4,146	2,545	6,782	30,675
Company’s share of net operating income	$188,055	$22,998	$115,754	$79,844	$13,635	$75,893	$496,179
% of Grand Totals	37.89%	4.64%	23.33%	16.09%	2.75%	15.30%	100.00%

For the nine months ended September 30, 2026:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$970,701	$49,428	$822,523	$383,300	$33,415	$331,277	$2,590,644
Residential	872	—	—	11,146	—	—	12,018
Hotel	37,221	—	—	—	—	—	37,221
Total	1,008,794	49,428	822,523	394,446	33,415	331,277	2,639,883
% of Grand Totals	38.21%	1.87%	31.16%	14.94%	1.27%	12.55%	100.00%
Rental Expenses:
Office	354,874	20,108	358,071	150,099	9,891	116,266	1,009,309
Residential	655	—	—	5,604	—	—	6,259
Hotel	27,276	—	—	—	—	—	27,276
Total	382,805	20,108	358,071	155,703	9,891	116,266	1,042,844
% of Grand Totals	36.70%	1.93%	34.34%	14.93%	0.95%	11.15%	100.00%
Net operating income	$625,989	$29,320	$464,452	$238,743	$23,524	$215,011	$1,597,039
% of Grand Totals	39.20%	1.84%	29.08%	14.95%	1.47%	13.46%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(66,795)	—	(108,915)	—	—	—	(175,710)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	28,770	21,152	8,655	(1,647)	5,656	7,404	69,990
Company’s share of net operating income	$587,964	$50,472	$364,192	$237,096	$29,180	$222,415	$1,491,319
% of Grand Totals	39.43%	3.38%	24.42%	15.90%	1.96%	14.91%	100.00%

For the nine months ended September 30, 2025:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue:
Office	$911,700	$52,516	$790,726	$378,629	$38,497	$317,495	$2,489,563
Residential	13,162	—	—	10,174	—	14,389	37,725
Hotel	37,532	—	—	—	—	—	37,532
Total	962,394	52,516	790,726	388,803	38,497	331,884	2,564,820
% of Grand Totals	37.52%	2.05%	30.83%	15.16%	1.50%	12.94%	100.00%
Rental Expenses:
Office	341,207	15,059	338,588	151,261	9,286	121,405	976,806
Residential	5,424	—	—	6,926	—	6,220	18,570
Hotel	26,558	—	—	—	—	—	26,558
Total	373,189	15,059	338,588	158,187	9,286	127,625	1,021,934
% of Grand Totals	36.52%	1.47%	33.13%	15.48%	0.91%	12.49%	100.00%
Net operating income	$589,205	$37,457	$452,138	$230,616	$29,211	$204,259	$1,542,886
% of Grand Totals	38.19%	2.43%	29.30%	14.95%	1.89%	13.24%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(47,603)	—	(105,165)	—	—	—	(152,768)
Add: Company’s share of net operating income from unconsolidated joint ventures	26,424	21,281	6,447	12,925	7,079	20,230	94,386
Company’s share of net operating income	$568,026	$58,738	$353,420	$243,541	$36,290	$224,489	$1,484,504
% of Grand Totals	38.26%	3.96%	23.81%	16.41%	2.44%	15.12%	100.00%
12. Earnings Per Share / Common Unit
The following table provides a reconciliation of both the net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership and the number of common shares / units used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income (loss) attributable to BXP, Inc. or net income (loss) attributable to Boston Properties Limited Partnership by the weighted-average number of common shares / units outstanding during the period.
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

The following tables calculate BXP and BPLP’s earnings per share / unit for the three and nine months ended September 30, 2026 and 2025.
BXP

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Share:	(amounts presented in thousands, except per share data)
Net income (loss) attributable to BXP, Inc.	$114,482	$(121,712)	$284,606	$28,450
Allocation of undistributed earnings to participating securities	(24)	—	—	—
Net income (loss) attributable to BXP, Inc. - basic	114,458	(121,712)	284,606	28,450
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—	—
Net income (loss) attributable to BXP, Inc. - diluted	$114,458	$(121,712)	$284,606	$28,450

Weighted average common shares outstanding	159,585	158,345	159,106	158,287
Allocation of undistributed earnings to participating securities	—	—	—	—
Weighted average common shares outstanding - basic	159,585	158,345	159,106	158,287
Effect of Dilutive Securities:
Stock Based Compensation (1)	524	—	495	500
Weighted average common shares outstanding - diluted	160,109	158,345	159,601	158,787

Net income (loss) attributable to BXP, Inc. - basic earnings per share	$0.72	$(0.77)	$1.79	$0.18
Net income (loss) attributable to BXP, Inc. - diluted earnings per share	$0.71	$(0.77)	$1.78	$0.18
_______________
(1)During the three and nine months ended September 30, 2026 and 2025, there were approximately 393,912 and 652,641 unvested performance-based restricted common stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period.

BPLP

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Computation of Basic and Diluted Earnings Per Unit:	(amounts presented in thousands, except per unit data)
Net income (loss) attributable to Boston Properties Limited Partnership	$128,465	$(130,077)	$322,566	$40,625
Allocation of undistributed earnings to participating securities	(26)	—	—	—
Net income (loss) attributable to Boston Properties Limited Partnership - basic	128,439	(130,077)	322,566	40,625
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—	—
Net income (loss) attributable to Boston Properties Limited Partnership - diluted	$128,439	$(130,077)	$322,566	$40,625

Weighted average common units outstanding	176,512	175,901	176,435	175,842
Allocation of undistributed earnings to participating securities	—	—	—	—
Weighted average common units outstanding - basic	176,512	175,901	176,435	175,842
Effect of Dilutive Securities:
Stock Based Compensation (1)	524	—	495	500
Weighted average common units outstanding - diluted	177,036	175,901	176,930	176,342

Net income (loss) attributable to Boston Properties Limited Partnership basic earnings per unit	$0.73	$(0.74)	$1.83	$0.23
Net income (loss) attributable to Boston Properties Limited Partnership diluted earnings per unit	$0.73	$(0.74)	$1.82	$0.23

Redeemable common units included in weighted average common units	16,927	17,556	17,329	17,555
_______________
(1)During the three and nine months ended September 30, 2026 and 2025, there were approximately 393,912 and 652,641 unvested performance-based restricted common stock and LTIP Units, respectively, that were not included in the computation of diluted earnings per unit because to do so would have been antidilutive for the period.
13. Stock Option and Incentive Plan
2026 MYLTIP
On February 3, 2026, BXP’s Compensation Committee approved the 2026 Multi-Year Long-Term Incentive Program (the “2026 MYLTIP”) awards under the BXP, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. The 2026 MYLTIP awards consist of three components. Two of the components are each weighted 40% and utilize BXP’s TSR relative to a peer group and BXP’s diluted Funds from Operations (“FFO”) per share growth, respectively, over a three-year measurement period as market condition and performance metrics, respectively, and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 458,393 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 229,195 LTIP Units. Under ASC 718 “Compensation – Stock Compensation” (“ASC 718”), the 2026 MYLTIP awards have an aggregate value of approximately $14.6 million.

2023 MYLTIP Measurement Period Results
The following table shows the results for the 2023 MYLTIP awards (after giving effect to employee separations) at the end of its three-year measurement period (Aggregate value is shown in millions):

	Measurement Date	Final Payout as a % of Target	Aggregate Value	Forfeited Units
2023 MYLTIP Awards	February 6, 2026	95%	$9.9	168,717
Issuances (Restricted Stock, LTIP Units and MYLTIP Units)
The following table shows information for restricted common stock issued by BXP, Inc. and LTIP Units and 2026 MYLTIP Units that were issued by BPLP during the nine months ended September 30, 2026 (Value is shown in millions):

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
A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Because the 2012 OPP Units, 2025 OPP Units and 2013 - 2026 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted common stock, LTIP Units, OPP Units and MYLTIP Units was approximately $7.4 million and $4.4 million for the three months ended September 30, 2026 and 2025, respectively, and $48.9 million and $39.0 million for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was (1) an aggregate of approximately $25.0 million of unrecognized compensation expense related to unvested restricted common stock and LTIP Units and (2) an aggregate of approximately $25.1 million of unrecognized compensation expense related to unvested 2024 - 2026 MYLTIP Units and 2025 OPP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years.
14. Subsequent Events
On October 1, 2026, BPLP repaid $1.0 billion in aggregate principal amount of its 2.750% unsecured senior notes due October 1, 2026, at par. The repayment was completed with available cash and the proceeds from BPLP’s August 2026 offering of 6.050% unsecured senior notes due 2036 (See Note 6).

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
•risks related to the bankruptcy, insolvency, restructuring, workouts or other financial distress of a major client, or a major client’s dissolution, liquidation winding down or cessation of business operations, any of which could adversely affect the income produced by our properties, our cash flow and results of operations, and, as applicable, availability of financing;
•other general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on attractive terms, sustained changes in client preferences and space utilization and competition from other developers, owners and operators of real estate);
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
Overview
BXP is one of the largest publicly traded office REITs (based on total market capitalization as of September 30, 2026) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
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
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where we derive approximately 90.4% of our share of annualized rental obligations from predominantly premier workplaces located in CBDs. We define annualized rental obligations as the monthly contractual base rent (excluding percentage rent and rent abatements) and budgeted reimbursements from clients under existing leases as of September 30, 2026, multiplied by twelve. Our share of annualized rental obligations is calculated as the consolidated amount, plus our share of the amount from our unconsolidated joint ventures (calculated based on our economic percentage ownership interest), less our partners’ share of the amount from our consolidated joint ventures (calculated based on the partners’ economic percentage ownership interest). As of September 30, 2026, our CBD assets were 91.8% occupied and 94.1% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
As of September 30, 2026, the weighted-average remaining lease term for (1) our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.7 years, and (2) our 20 largest clients, based on square feet, was approximately 9.2 years. Through year-end 2027, we have relatively low exposure to contractual lease expirations with approximately 4.0% of our share of the square footage of our in-service portfolio expiring.
During the third quarter of 2026, BXP continued to successfully execute on the multi-year strategic action plan introduced at our September 2025 Investor Conference. The action plan focuses on earnings growth, which we expect will be achieved through a combination of increased occupancy and development deliveries, and reducing leverage through asset sales and retention of cash flow. Our progress reflects steady advancement across these key priorities.
Growth in Funds from Operations (“FFO”) per share depends in large part on the success of our leasing activity and improved occupancy. Leasing momentum remained strong during the third quarter of 2026, as we signed leases for approximately 1.2 million square feet.
We continue to advance our strategic asset sales plan and remain ahead of the original disposition objectives laid out at our Investor Conference in 2025. We have generated approximately $519.5 million of net sale proceeds during the year and approximately $1.4 billion from asset sales since our Investor Conference. We also have four assets currently under contract for sale, which if completed, would result in aggregate dispositions totaling approximately $1.5 billion.
As interest rates remain volatile, we continue to actively monitor our financing needs with a focus on mitigating the impact of elevated rates. Although higher interest rates have increased our financing costs and may temper the pace of our earnings growth, we expect the benefits of the strategic action plan initiatives to contribute to earnings growth over time.
Outlook
Leasing conditions across BXP's portfolio remain constructive, supported by continued demand for premier office assets and improving leasing execution. Activity is increasingly concentrated in BXP’s premier office locations, including Midtown Manhattan, Boston's Back Bay, Reston Town Center, and select San Francisco submarkets, where tightening availability and improving demand are contributing to leasing momentum. Demand continues to come from a broad range of industries, including technology, defense and cybersecurity, asset management, financial services, and professional services, with expansion requirements contributing to activity across the portfolio. Collectively, these trends continue to support BXP's view that premier workplaces in gateway markets remain well-positioned to capture evolving tenant demand.
While overall leasing conditions remain favorable, recovery trends continue to differ across markets and property types. Life science leasing demand remains below historical levels, particularly among earlier-stage companies, although inquiries from life science users with laboratory requirements have recently increased. Certain markets and asset types also continue to experience a more measured pace of leasing activity, and elevated financing costs and broader economic uncertainty continue to influence real estate investment and occupier decision-making.
Looking ahead, we expect the leasing of vacant space in our in-service buildings and covering near-term lease expirations to remain important drivers of occupancy and revenue growth in our same property portfolio. We have approximately 186,000 square feet of leases expiring during the remainder of 2026 and approximately 600,000 square feet of currently vacant space that is leased and expected to commence during the fourth quarter of 2026.
Our occupancy has improved more quickly than anticipated, driven primarily by the leasing of vacant in-service space. Since December 31, 2025, we have executed approximately 1.5 million square feet of leases on vacant in-service space which partially contributed to approximately 240 basis points of occupancy improvement, in addition to approximately 30 basis points attributable to changes in the portfolio. Based on current leasing activity and scheduled lease commencements, we expect total portfolio occupancy to reach approximately 90% by year-end 2026, positioning us ahead of the occupancy growth trajectory outlined at our September 2025 Investor Conference.
In addition to occupancy growth, improving rental economics are beginning to emerge as an incremental opportunity for growth. Market conditions in Midtown Manhattan, Boston's Back Bay, Reston and, more recently, San Francisco have enabled us to increase rents and, in certain instances, reduce concessions. During the third quarter of 2026, second-generation leasing spreads, for leases executed, increased by approximately 6.5% on a gross basis and approximately 9.3% on a net basis, with particularly strong performance in Midtown Manhattan. We expect that occupancy gains will be supplemented increasingly by the benefit of improving rental economics as leases expire and are renewed or replaced over the coming years.
On the supply side, new office construction remains limited across most of our markets, which we expect will continue to improve long-term supply-demand fundamentals and reinforce the relative competitiveness of institutional, well-amenitized assets. Against this backdrop of increasing demand, limited new supply and improving pricing power across several of our markets, we are increasingly confident in our ability to improve occupancy and the earnings growth potential of our portfolio.
Leasing Activity and Occupancy
We continue to see meaningful absorption across our markets, particularly in locations where tightening availability is driving more constructive client behavior. While continued absorption will be necessary to support a broader macro recovery, clients are increasingly prioritizing financially sound owners, premier workplaces and buildings that are well-capitalized and operated for the long term. We believe these trends position BXP to continue gaining market share.
In the third quarter of 2026, we executed 74 leases totaling approximately 1.2 million square feet with a weighted-average lease term of approximately 10.3 years. Notable leases include:
•an approximately 206,000 square foot lease with a technology company at 500 North Capitol, NW in Washington, DC, and
•an approximately 112,000 square foot lease renewal with a law firm at Madison Centre in Seattle, Washington.
At September 30, 2026, BXP’s total portfolio occupancy for the third quarter was 89.4%, an increase of 100 basis points from the end of the second quarter of 2026, marking the fourth consecutive quarter of occupancy gains. Total portfolio leased percentage was 91.9% (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP), an increase of 60 basis points from the end of the second quarter of 2026. As of September 30, 2026, the spread between leased and occupied square footage was 250 basis points, representing approximately 1.1 million square feet of future lease commencements, with approximately half expected to commence before year-end 2026.

An overview of the leasing activity in each of our regions for the three months ended September 30, 2026 is set forth in the table below. Amounts shown are in square feet, except for percentages, and include 100% of the unconsolidated joint venture properties.

	Leases executed (1)
		Second generation space vacant < 2 Years (2)	Change in second generation cash rents (2)
Region	Total		gross (3)	net (4)	Occupancy	Leased (5)
Boston	223,300	185,022	(1.17)%	(1.54)%	93.4%	94.2%
Los Angeles	24,546	—	—%	—%	90.0%	91.9%
New York	323,835	240,357	10.71%	18.11%	87.3%	92.4%
San Francisco	133,766	64,576	(8.31)%	(11.19)%	81.4%	84.0%
Seattle	142,910	142,910	2.74%	3.85%	87.0%	87.9%
Washington, DC	359,986	290,504	13.89%	19.06%	92.2%	93.9%
Total / Weighted Average	1,208,343	923,369	6.55%	9.33%	89.4%	91.9%
__________________
(1)Represents leases executed during the three months ended September 30, 2026 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development/redevelopment.
(2)Second generation leases are defined as leases for in-service spaces that have previously been leased.
(3)Represents the increase (decrease) in gross rent (base rent plus expense reimbursements) under the new leases versus expired leases on the 923,369 square feet of second generation leases that had been occupied within the prior 24 months preceding the execution of the new lease; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis. The calculation for the increase (decrease) of gross rent is based on current quarter expenses.
(4)Represents the increase (decrease) in net rent (gross rent less operating expenses) under the new leases versus expired leases on the 923,369 square feet of second generation leases that had been occupied within the 24 months preceding the execution of the new leases; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis. The calculation for the increase (decrease) of net rent is based on current quarter expenses.
(5)Represents signed leases for which lease revenue recognition has commenced in accordance with GAAP and signed leases for vacant space with future commencement dates.
The table below details the leasing activity and second generation leasing information for leases executed, including 100% of the unconsolidated joint venture properties, during the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	(Square Feet)
1st generation leases (1)	93,065	838,863
2nd generation leases with new clients (2)	717,517	2,034,752
2nd generation lease renewals (2)	397,761	1,238,781
Leases executed during the period, in square feet (3)	1,208,343	4,112,396
Second generation leasing information: (2)
Weighted Average Lease Term	114 Months	100 Months
Weighted Average Free Rent Period	356 Days	243 Days
Total Transaction Costs Per Square Foot (4)	$154.60	$124.96
Lease costs per year of term	$16.27	$15.00
Starting weighted average gross rent	$84.29	$81.77
__________________
(1)First generation leases are defined as leases for development and redevelopment space that have not previously been leased.
(2)Second generation leases are defined as leases for in-service spaces that have previously been leased.

(3)Represents leases executed during the three and nine months ended September 30, 2026 for which we either (1) commenced lease revenue recognition in such quarter or (2) will commence lease revenue recognition in subsequent quarters, in accordance with GAAP, and includes leases at properties currently under development/redevelopment.
(4)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
The table below details the vacancy activity in our portfolio, including 100% of the unconsolidated joint venture properties, that commenced revenue recognition during the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	(Square Feet)
Vacant space available at the beginning of the period	5,387,452	6,342,127
Vacant space from property dispositions/properties taken out of service (1)	(56,961)	(446,324)
Vacant space from properties placed (and partially placed) in-service (2)	—	602,862
Leases expiring or terminated during the period	1,020,446	4,840,828
Total space available for lease	6,350,937	11,339,493
1st generation leases (3)	117,079	1,013,705
2nd generation leases with new clients (4)	735,236	2,355,193
2nd generation lease renewals (4)	662,086	3,134,059
Total leases commenced during the period	1,514,401	6,502,957
Vacant space available for lease at the end of the period	4,836,536	4,836,536
__________________
(1)Total square feet from property dispositions during the three months ended September 30, 2026 consists of 42,197 square feet at 1330 Connecticut Avenue and 14,764 square feet at Sumner Square. Total square feet from property dispositions during the nine months ended September 30, 2026 consists of 260,762 square feet at Gateway Commons, 79,382 square feet at North First Business Park, 42,197 square feet at 1330 Connecticut Avenue and 14,764 square feet at Sumner Square. Total square feet from properties taken out of service during the nine months ended September 30, 2026 consists of 49,219 square feet at Santa Monica Business Park.
(2)Total square feet from properties placed in-service during the nine months ended September 30, 2026 consists of 572,578 square feet at 290 Binney Street and 30,284 square feet at Reston Next Retail.
(3)First generation leases are defined as leases for development and redevelopment spaces that have not previously been leased.
(4)Second generation leases are defined as leases for in-service spaces that have previously been leased.
Lease with Weil, Gotshal & Manges LLP
On October 28, 2026, the management committee of Weil, Gotshal & Manges LLP, a global law firm (“Weil”), publicly recommended an orderly wind‑down of the firm, and a partnership vote is pending. A consolidated joint venture, in which we own a 60% ownership interest, leases approximately 447,000 square feet of office space to Weil at 767 Fifth Avenue (the General Motors Building) in New York City, New York (the “767 Lease”), and the lease expires on August 31, 2034.
As of September 30, 2026, our share of the annualized rental obligations under the 767 Lease was approximately $35.8 million, representing approximately 1.2% of our share of total annualized rental obligations. Weil paid rent in full for November 2026.
Under U.S. GAAP, rental revenue is reported on a straight-line basis over the term of the lease. As of September 30, 2026, our share of the accrued straight-line rent balance associated with the 767 Lease was approximately $19.1 million. If Weil elects to dissolve the partnership, we expect we would establish a reserve for the entire straight-line rent balance at that time. There can be no assurance that a dissolution of Weil will not have a material adverse effect on us.
Investment Activity
During the third quarter, we entered into a $1.2 billion construction loan for the development of 343 Madison Avenue in New York City, New York (see Note 6 to the Consolidated Financial Statements). The financing represents a significant milestone in the capitalization of the project and supports our ongoing construction. In addition, the loan significantly reduces our remaining equity requirement to complete our development pipeline from approximately $1.7 billion to approximately $748.2 million at our share.
We also completed the sale of an approximately 10.55% direct and indirect equity interest in the 343 Madison Avenue development project to an investor, generating additional capital, reducing our required equity commitment, and preserving our full control of the project, including all development, leasing and property management responsibilities.
During the third quarter of 2026, we completed the sales of Sumner Square and 1330 Connecticut Avenue in Washington, DC. The aggregate gross sales price for these two office properties totaled approximately $155.4 million, resulting in aggregate net proceeds of approximately $150.3 million and gains on sales of real estate of approximately $10.5 million.
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
Results of Operations
At September 30, 2026 and 2025, we owned or had joint venture interests in a portfolio of 162 and 187 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and nine months ended September 30, 2026 and 2025 shows separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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
NOI is a non-GAAP financial measure equal to net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income (loss) attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment losses, loss on sales-type lease, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investments, gains (losses) from investments in securities, interest and other income, gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level.

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
Results of Operations for the Nine Months Ended September 30, 2026 and 2025
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership increased by approximately $256.2 million and $281.9 million, respectively, for the nine months ended September 30, 2026 compared to 2025, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income Attributable to BXP, Inc. to NOI and (2) Net Income Attributable to Boston Properties Limited Partnership to NOI for the nine months ended September 30, 2026 and 2025. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51.

BXP

	Nine months ended September 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$284,606	$28,450	$256,156	900.37%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	31,676	4,054	27,622	681.35%
Noncontrolling interests in property partnerships	74,682	56,702	17,980	31.71%
Net Income	390,964	89,206	301,758	338.27%
Other Expenses:
Add:
Interest expense	464,645	490,526	(25,881)	(5.28)%
Loss from early extinguishment of debt	—	338	(338)	(100.00)%
Impairment losses	18,036	68,901	(50,865)	(73.82)%
Loss on sales-type lease	—	2,490	(2,490)	(100.00)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	499	(344)	843	245.06%
Gains from investments in securities	3,075	4,635	(1,560)	(33.66)%
Interest and other income	22,630	23,433	(803)	(3.43)%
Gains on sales of real estate	30,840	20,322	10,518	51.76%
Income (loss) from unconsolidated joint ventures	34,110	(153,792)	187,902	122.18%
Other Expenses:
Add:
Depreciation and amortization expense	693,623	680,073	13,550	1.99%
Transaction costs	168	2,556	(2,388)	(93.43)%
Payroll and related costs from management services contracts	12,763	12,424	339	2.73%
General and administrative expense	147,389	130,988	16,401	12.52%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,763	12,424	339	2.73%
Development and management services revenue	26,632	27,938	(1,306)	(4.67)%
Net Operating Income (“NOI”)	$1,597,039	$1,542,886	$54,153	3.51%

BPLP

	Nine months ended September 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$322,566	$40,625	$281,941	694.01%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	74,682	56,702	17,980	31.71%
Net Income	397,248	97,327	299,921	308.16%
Other Expenses:
Add:
Interest expense	464,645	490,526	(25,881)	(5.28)%
Loss from early extinguishment of debt	—	338	(338)	(100.00)%
Impairment losses	16,752	65,988	(49,236)	(74.61)%
Loss on sales-type lease	—	2,490	(2,490)	(100.00)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investments	499	(344)	843	245.06%
Gains from investments in securities	3,075	4,635	(1,560)	(33.66)%
Interest and other income	22,630	23,433	(803)	(3.43)%
Gains on sales of real estate	30,859	20,421	10,438	51.11%
Income (loss) from unconsolidated joint ventures	34,110	(153,792)	187,902	122.18%
Other Expenses:
Add:
Depreciation and amortization expense	688,642	674,964	13,678	2.03%
Transaction costs	168	2,556	(2,388)	(93.43)%
Payroll and related costs from management services contracts	12,763	12,424	339	2.73%
General and administrative expense	147,389	130,988	16,401	12.52%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,763	12,424	339	2.73%
Development and management services revenue	26,632	27,938	(1,306)	(4.67)%
Net Operating Income (“NOI”)	$1,597,039	$1,542,886	$54,153	3.51%
Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 136 properties totaling approximately 40.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2025 and owned and in service through September 30, 2026. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2025 or disposed of on or prior to September 30, 2026. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2026 and 2025 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2026	2025	Increase/ (Decrease)	% Change	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,389,625	$2,326,391	$63,234	2.72%	$420	$—	$51,504	$1,549	$7,772	$19,501	$16,209	$40,498	$2,465,530	$2,387,939	$77,591	3.25%
Termination Income	18,989	2,046	16,943	828.10%	—	—	—	—	—	—	—	350	18,989	2,396	16,593	692.53%
Lease Revenue	2,408,614	2,328,437	80,177	3.44%	420	—	51,504	1,549	7,772	19,501	16,209	40,848	2,484,519	2,390,335	94,184	3.94%
Parking and Other	102,730	96,589	6,141	6.36%	7	—	2,169	10	369	1,966	851	663	106,126	99,228	6,898	6.95%
Total Rental Revenue (1)	2,511,344	2,425,026	86,318	3.56%	427	—	53,673	1,559	8,141	21,467	17,060	41,511	2,590,645	2,489,563	101,082	4.06%
Real Estate Operating Expenses	978,960	940,654	38,306	4.07%	351	—	8,679	1,491	14,103	15,485	7,217	19,176	1,009,310	976,806	32,504	3.33%
Net Operating Income (Loss), Excluding Residential and Hotel	1,532,384	1,484,372	48,012	3.23%	76	—	44,994	68	(5,962)	5,982	9,843	22,335	1,581,335	1,512,757	68,578	4.53%
Residential Net Operating Income (2)	5,439	3,248	2,191	67.46%	—	—	—	—	—	—	320	15,907	5,759	19,155	(13,396)	(69.93)%
Hotel Net Operating Income (2)	9,945	10,974	(1,029)	(9.38)%	—	—	—	—	—	—	—	—	9,945	10,974	(1,029)	(9.38)%
Net Operating Income (Loss)	$1,547,768	$1,498,594	$49,174	3.28%	$76	$—	$44,994	$68	$(5,962)	$5,982	$10,163	$38,242	$1,597,039	$1,542,886	$54,153	3.51%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the nine months ended September 30, 2026 and 2025 is comprised of Residential Revenue of $12,018 and $37,725 less Residential Expenses of $6,259 and $18,570, respectively. Hotel Net Operating Income for the nine months ended September 30, 2026 and 2025 is comprised of Hotel Revenue of $37,221 and $37,532 less Hotel Expenses of $27,276 and $26,558, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $63.2 million for the nine months ended September 30, 2026 compared to 2025. The increase was a result of our average revenue per square foot increasing by approximately $0.98, contributing approximately $36.9 million, and our average occupancy increasing from 88.0% to 89.4%, contributing approximately $26.3 million.
Termination Income
Termination income increased by approximately $16.9 million for the nine months ended September 30, 2026 compared to 2025.
Termination income for the nine months ended September 30, 2026 and 2025 related to 26 and six clients, respectively, across the Same Property Portfolio and totaled approximately $19.0 million and $2.0 million, respectively.
Parking and Other Revenue
Parking and other revenue increased by approximately $6.1 million for the nine months ended September 30, 2026 compared to 2025. Parking revenue increased by approximately $6.5 million, partially offset by a decrease in other revenue of approximately $0.4 million. The increase in parking revenue was primarily due to an increase in monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $38.3 million, or 4.1%, for the nine months ended September 30, 2026 compared to 2025.
Properties Acquired Portfolio
The table below lists the properties that we acquired between January 1, 2025 and September 30, 2026.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2026	2025	Change	2026	2025	Change
			(dollars in thousands)
860 and 870 Winter Street	August 20, 2026	N/A	$427	$—	$427	$351	$—	$351
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2025 and September 30, 2026.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2026	2025	Change	2026	2025	Change
				(dollars in thousands)
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	$2,647	$179	$2,468	$634	$335	$299
Reston Next Retail	First Quarter, 2025	First Quarter, 2026	30,284	46	—	46	230	42	188
1050 Winter Street	Second Quarter, 2025	Third Quarter, 2025	162,274	4,658	1,380	3,278	2,201	1,114	1,087
290 Binney Street	Second Quarter, 2026	Second Quarter, 2026	572,578	46,322	—	46,322	5,614	—	5,614
			851,765	$53,673	$1,559	$52,114	$8,679	$1,491	$7,188

Properties In or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2025 and September 30, 2026.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2026	2025	Change	2026	2025	Change
Held for Development or Redevelopment (1)			(dollars in thousands)

Lexington Office Park	March 31, 2023	167,000	$869	$690	$179	$1,426	$1,366	$60
1000 & 1100 Winter Street	December 31, 2025	567,000	3,832	8,967	(5,135)	6,558	6,334	224
Kingstowne One	September 30, 2024	154,000	1,218	721	497	891	1,044	(153)
Santa Monica Business Park (2)	March 31, 2026	260,000	2,102	8,671	(6,569)	3,429	3,390	39
		1,148,000	8,021	19,049	(11,028)	12,304	12,134	170
Redevelopment
Reservoir Place (3)	March 31, 2025	363,000	120	2,418	(2,298)	1,799	3,351	(1,552)
		363,000	120	2,418	(2,298)	1,799	3,351	(1,552)
		1,511,000	$8,141	$21,467	$(13,326)	$14,103	$15,485	$(1,382)
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
(2)This portion of Santa Monica Business Park is comprised of two buildings, 2850 Ocean Park and 2800 28th Street.
(3)Reservoir Place is an approximately 528,000 square foot office building, of which approximately 165,000 square feet remains in-service. Reservoir Place commenced redevelopment on June 13, 2026.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2025 and September 30, 2026.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Square Feet	2026	2025	Change	2026	2025	Change
			(dollars in thousands)
Land
17 Hartwell Avenue	June 27, 2025	30,000	$—	$(4)	$4	$—	$215	$(215)
Almaden Boulevard	October 17, 2025	N/A	—	291	(291)	—	383	(383)
Land Parcels at Broad Run	December 1, 2025	N/A	—	—	—	—	36	(36)
3625 Peterson Way	December 11, 2025	N/A	—	1,842	(1,842)	—	839	(839)
North First Business Park (1)	January 14, 2026	191,000	77	1,754	(1,677)	61	1,490	(1,429)
Shady Grove Parcel 1	February 5, 2026	N/A	—	—	—	(1)	283	(284)
Total Land		221,000	77	3,883	(3,806)	60	3,246	(3,186)
Residential
Proto Kendall Square	December 18, 2025	166,700	—	9,360	(9,360)	—	3,394	(3,394)
Signature at Reston Town Center	December 19, 2025	517,800	—	14,389	(14,389)	—	6,220	(6,220)
The Lofts at Atlantic Wharf	February 25, 2026	87,000	863	3,802	(2,939)	543	2,030	(1,487)
Total Residential		771,500	863	27,551	(26,688)	543	11,644	(11,101)
Non-Strategic Office / Retail
140 Kendrick Street	December 17, 2025	409,200	—	14,717	(14,717)	—	6,091	(6,091)
Kingstowne Retail	April 17, 2026	88,300	859	2,660	(1,801)	319	800	(481)
Sumner Square	August 5, 2026	210,500	6,206	7,671	(1,465)	2,549	3,926	(1,377)
1330 Connecticut Avenue	September 23, 2026	253,400	9,918	12,580	(2,662)	4,289	5,113	(824)
Total Non-Strategic Office / Retail		961,400	16,983	37,628	(20,645)	7,157	15,930	(8,773)
		1,953,900	$17,923	$69,062	$(51,139)	$7,760	$30,820	$(23,060)
______________
(1)Rental revenue for the nine months ended September 30, 2025 includes approximately $0.4 million of termination income.
Residential Net Operating Income
Net operating income for our residential same property increased by approximately $2.2 million for the nine months ended September 30, 2026 compared to 2025.
The following reflects our occupancy and rental rate information, by region, for our residential same property for the nine months ended September 30, 2026 and 2025.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)
San Francisco	$3,241	$3,038	6.7%	$4.09	$3.83	6.8%	92.5%	90.4%	2.3%	92.1%	88.7%	3.8%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $9.9 million for the nine months ended September 30, 2026, representing a decrease of approximately $1.0 million compared to the nine months ended September 30, 2025, which was partially attributable to an increase in operating expenses.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2026 and 2025.

	2026	2025	Change (%)
Occupancy	81.3%	80.2%	1.4%
Average daily rate	$324.58	$322.31	0.7%
REVPAR	$264.03	$258.37	2.2%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.3 million for the nine months ended September 30, 2026 compared to 2025. Management services revenue and development services revenue decreased by approximately $0.9 million and $0.4 million, respectively. The decrease in management services revenue is primarily related to decreases in leasing commissions and management fees earned from a third-party owned building in 2026. The decrease in development services revenue was primarily related to a decrease in fees associated with tenant improvement projects.
General and Administrative Expense
General and administrative expense increased by approximately $16.4 million for the nine months ended September 30, 2026 compared to 2025 primarily due to increases in compensation expense and other general and administrative expenses of approximately $14.3 million and $2.1 million, respectively. The increase in compensation expense includes an approximately $8.6 million non-cash increase related to the December 2025 issuance of the 2025 Outperformance Plan Awards (“2025 OPP Units”), partially offset by an approximately $1.5 million decrease in the value of our deferred compensation plan.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the nine months ended September 30, 2026 and 2025 were approximately $12.7 million and $12.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $2.4 million for the nine months ended September 30, 2026 compared to 2025. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.

Depreciation and Amortization Expense
Depreciation and amortization expense increased by approximately $13.6 million and $13.7 million for the nine months ended September 30, 2026 compared to 2025, for BXP and BPLP, respectively, as detailed below (in thousands).

Portfolio	BXP			BPLP
	2026	2025	Change	2026	2025	Change
Same Property Portfolio	$667,424	$647,828	$19,596	$662,443	$642,719	$19,724
Properties Acquired Portfolio	176	—	176	176	—	176
Properties Placed In-Service Portfolio	13,838	1,039	12,799	13,838	1,039	12,799
Properties in or Held for Development or Redevelopment Portfolio	6,763	9,255	(2,492)	6,763	9,255	(2,492)
Properties Sold Portfolio	5,422	21,951	(16,529)	5,422	21,951	(16,529)
	$693,623	$680,073	$13,550	$688,642	$674,964	$13,678
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the nine months ended September 30, 2026 compared to 2025, income (loss) from unconsolidated joint ventures increased by approximately $187.9 million primarily due to the recognition of an other-than-temporary impairment loss of approximately $145.1 million on our investment in Gateway Commons during the nine months ended September 30, 2025 that did not recur during the nine months ended September 30, 2026. For the nine months ended September 30, 2026, there was approximately $42.4 million from gains on sales related to three transactions (See Note 5 to the Consolidated Financial Statements).
Gains on Sales of Real Estate
Gains on sales of real estate increased by approximately $10.5 million and $10.4 million for the nine months ended September 30, 2026 compared to 2025, for BXP and BPLP, respectively, as detailed below. For additional information on the sales that occurred during the nine months ended September 30, 2026, refer to Note 3 to the Consolidated Financial Statements.

				Gain (Loss) on Sale (1)
Property	Location	Date Disposed	Square Feet	BXP	BPLP
				(dollars in thousands)
2026
Land:
North First Business Park (2)	San Jose, CA	January 14, 2026	191,000	$(229)	$(229)
Shady Grove Parcel 1 (2)	Rockville, MD	February 5, 2026	N/A	(763)	(763)
Subtotal			191,000	(992)	(992)
Office:
Sumner Square (3)	Washington, DC	August 5, 2026	210,500	1,932	1,932
1330 Connecticut Avenue (2)	Washington, DC	September 23, 2026	253,400	8,528	8,528
Subtotal			463,900	10,460	10,460
Residential:
The Lofts at Atlantic Wharf (4)	Boston, MA	February 25, 2026	87,000	14,744	14,744
Retail:
Kingstowne Retail (4)	Alexandria, VA	April 17, 2026	88,300	7,029	7,048
Total			830,200	$31,241	$31,260

2025
Land:
17 Hartwell Avenue (4)	Lexington, MA	June 27, 2025	30,000	$18,390	$18,489
Total			30,000	$18,390	$18,489
_______________
(1)For the nine months ended September 30, 2026, the total excludes approximately $0.3 million of loss in connection with the sale of our entire 50% ownership interest in the joint venture entity that owned Gateway Commons as a result of our outstanding receivable balance for development and construction management fees that were forfeited (See Note 5 to the Consolidated Financial Statements), and $0.1 million of loss related to sales that occurred in prior periods. For the nine months ended September 30, 2025, the total excludes approximately $1.9 million of gains on sales of real estate related to the sale of real estate that occurred in prior periods.
(2)We had previously recognized an impairment loss for this property.
(3)During the nine months ended September 30, 2026, we recognized an impairment loss for this property (See Note 2 to the Consolidated Financial Statements).
(4)The fair value of the real estate disposed exceeded the carrying value.
Interest and Other Income
Interest and other income decreased by approximately $0.8 million for the nine months ended September 30, 2026 compared to 2025, due primarily to lower interest income, partially offset by a reserve related to the unpaid default interest on one of our related party notes receivable during the nine months ended September 30, 2025 of approximately $5.6 million.

Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2026 and 2025 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire similar or identical investments as those selected by each officer or non-employee director and hold them in a separate account that is unrestricted as to its use. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2026 and 2025, we recognized gains of approximately $3.1 million and $4.6 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $3.1 million and $4.6 million during the nine months ended September 30, 2026 and 2025, respectively, as a result of increases in our liability under our deferred compensation plans that were associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain (Loss) on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the nine months ended September 30, 2026 and 2025, we recognized an unrealized gain (loss) of approximately $0.5 million and $(0.3) million, respectively, due to the observable changes in the fair value of the investments.
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
Impairment Losses
Impairment losses decreased by approximately $50.9 million and $49.2 million for the nine months ended September 30, 2026 compared to 2025 for BXP and BPLP, respectively, as detailed below. For additional information on the impairment that occurred during the nine months ended September 30, 2026, refer to Note 2 to the Consolidated Financial Statements.

Property	Location	Property Type	BXP	BPLP
			(in thousands)
2026
Sumner Square	Washington, DC	Office	$18,036	$16,752

2025
Almaden Boulevard	San Jose, CA	Land	$25,515	$25,515
1330 Connecticut Avenue	Washington, DC	Office	20,358	17,460
Shady Grove – Parcel 3	Rockville, MD	Land	13,913	13,913
North First Business Park	San Jose, CA	Land	9,115	9,100
			$68,901	$65,988
Loss From Early Extinguishment of Debt
On March 28, 2025, BPLP amended and restated its revolving credit agreement. As a result of the amendment and restatement, during the nine months ended September 30, 2025, we recognized a loss from early extinguishment of debt of approximately $0.3 million related to unamortized origination costs.

Interest Expense
Interest expense decreased by approximately $25.9 million for the nine months ended September 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2026 compared to September 30, 2025
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025	$14,889
Issuance of $700.0 million in aggregate principal of 6.050% unsecured senior notes due 2036 on August 31, 2026	3,654
Amortization expense of financing fees	3,133
Other interest expense (excluding senior notes)	151
Total increases to interest expense	21,827
Decreases to interest expense due to:
Repayment of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on February 2, 2026	(24,559)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net (1)	(13,232)
Increase in capitalized interest related to development projects	(4,769)
Mortgage loan financings (1)	(2,150)
Repayment of $850 million in aggregate principal of the 3.200% senior notes due 2025 on January 15, 2025	(1,058)
Unsecured commercial paper	(764)
Decrease in interest due to finance leases	(589)
Hedge settlement (2)	(587)
Total decreases to interest expense	(47,708)
Total change in interest expense	$(25,881)
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
(2)BPLP had entered into interest rate swap contracts in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with BPLP’s offering of its 2.750% senior unsecured notes due 2026, BPLP terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. We reclassified into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the past 10 years) (See Note 14 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2026 and 2025 was approximately $40.7 million and $36.0 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2026, our variable rate debt consisted of (1) the $100.0 million unsecured term loan facility (“2024 Unsecured Term Loan”), (2) BPLP’s $2.95 billion unsecured credit facility (“2025 Credit Facility”), (3) BPLP’s $750.0 million unsecured commercial paper program (“Commercial Paper Program”) and (4) the $1.2 billion construction loan for the development of 343 Madison Avenue. The 2025 Credit Facility consists of (1) a revolving line of credit (the “Revolving Facility”) of $2.25 billion and (2) an unsecured term loan facility (the “Term Loan Facility”) of $700.0 million. As of September 30, 2026, there were $100.0 million, $947.0 million, $750.0 million and $80.1 million outstanding under the 2024 Unsecured Term Loan, 2025 Credit Facility, Commercial Paper Program and the construction loan, respectively.

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
For a summary of our consolidated debt as of September 30, 2026 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $18.0 million for the nine months ended September 30, 2026 compared to 2025, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2026	2025	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$11,493	$7,808	$3,685
7 Times Square (2)	7,356	9,318	(1,962)
601 Lexington Avenue (3)	9,331	6,852	2,479
100 Federal Street	9,392	8,816	576
Atlantic Wharf Office Building	12,952	12,279	673
343 Madison Avenue (4)	—	(1)	1
300 Binney Street	10,867	10,764	103
290 Binney Street (5)	13,291	866	12,425
	$74,682	$56,702	$17,980
______________
(1)The increase was primarily due to an increase in lease revenue from our clients.
(2)The decrease was primarily due to the expiration of a tax credit.
(3)The increase was primarily attributable to a decrease in depreciation expense.
(4)On September 23, 2026, we completed the sale of a 10.55% direct and indirect ownership interest in the property. The property is currently in development (See Note 9 to the Consolidated Financial Statements).
(5)Property was fully placed in-service on April 30, 2026.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $27.6 million for the nine months ended September 30, 2026 compared to 2025 due to an increase in allocable income, which was primarily the result of recognizing greater non-cash impairment losses during the nine months ended September 30, 2025, that did not recur in 2026. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2026 and 2025
Net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership increased approximately $236.2 million and $258.5 million, respectively, for the three months ended September 30, 2026 compared to 2025, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of (1) Net Income (Loss) Attributable to BXP, Inc. to NOI and (2) Net Income (Loss) Attributable to Boston Properties Limited Partnership to NOI for the three months ended September 30, 2026 and 2025. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51.

BXP

	Three months ended September 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to BXP, Inc.	$114,482	$(121,712)	$236,194	194.06%
Net Income (Loss) Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	12,320	(12,981)	25,301	194.91%
Noncontrolling interests in property partnerships	28,692	17,853	10,839	60.71%
Net Income (Loss)	155,494	(116,840)	272,334	233.08%
Other Expenses:
Add:
Interest expense	159,127	164,299	(5,172)	(3.15)%
Impairment losses	—	68,901	(68,901)	(100.00)%
Other Income:
Less:
Unrealized gain on non-real estate investments	386	178	208	116.85%
Gains (losses) from investments in securities	(744)	2,400	(3,144)	(131.00)%
Interest and other income	7,608	7,620	(12)	(0.16)%
Gains on sales of real estate	10,441	1,932	8,509	440.42%
Income (loss) from unconsolidated joint ventures	1,145	(148,329)	149,474	100.77%
Other Expenses:
Add:
Depreciation and amortization expense	228,679	236,147	(7,468)	(3.16)%
Transaction costs	101	1,431	(1,330)	(92.94)%
Payroll and related costs from management services contracts	3,992	3,821	171	4.48%
General and administrative expense	37,604	36,188	1,416	3.91%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,992	3,821	171	4.48%
Development and management services revenue	9,792	9,317	475	5.10%
Net Operating Income (“NOI”)	$552,377	$517,008	$35,369	6.84%

BPLP

	Three months ended September 30,
	2026	2025	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to Boston Properties Limited Partnership	$128,465	$(130,077)	$258,542	198.76%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	28,692	17,853	10,839	60.71%
Net Income (Loss)	157,157	(112,224)	269,381	240.04%
Other Expenses:
Add:
Interest expense	159,127	164,299	(5,172)	(3.15)%
Impairment losses	—	65,988	(65,988)	(100.00)%
Other Income:
Less:
Unrealized gain on non-real estate investments	386	178	208	116.85%
Gains (losses) from investments in securities	(744)	2,400	(3,144)	(131.00)%
Interest and other income	7,608	7,620	(12)	(0.16)%
Gains on sales of real estate	10,441	1,932	8,509	440.42%
Income (loss) from unconsolidated joint ventures	1,145	(148,329)	149,474	100.77%
Other Expenses:
Add:
Depreciation and amortization expense	227,016	234,444	(7,428)	(3.17)%
Transaction costs	101	1,431	(1,330)	(92.94)%
Payroll and related costs from management services contracts	3,992	3,821	171	4.48%
General and administrative expense	37,604	36,188	1,416	3.91%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,992	3,821	171	4.48%
Development and management services revenue	9,792	9,317	475	5.10%
Net Operating Income (“NOI”)	$552,377	$517,008	$35,369	6.84%
Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 137 properties totaling approximately 40.4 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2025 and owned and in-service through September 30, 2026. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after July 1, 2025 or disposed of on or prior to September 30, 2026. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2026 and 2025 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment, or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2026	2025	Increase/ (Decrease)	% Change	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$803,923	$778,635	$25,288	3.25%	$420	$—	$28,247	$61	$2,332	$3,269	$4,205	$14,338	$839,127	$796,303	$42,824	5.38%
Termination Income	3,333	1,241	2,092	168.57%	—	—	—	—	—	—	—	—	3,333	1,241	2,092	168.57%
Lease Revenue	807,256	779,876	27,380	3.51%	420	—	28,247	61	2,332	3,269	4,205	14,338	842,460	797,544	44,916	5.63%
Parking and Other Revenue	36,348	33,910	2,438	7.19%	7	—	1,357	—	123	676	250	235	38,085	34,821	3,264	9.37%
Total Rental Revenue (1)	843,604	813,786	29,818	3.66%	427	—	29,604	61	2,455	3,945	4,455	14,573	880,545	832,365	48,180	5.79%
Real Estate Operating Expenses	324,875	314,683	10,192	3.24%	351	—	3,767	240	3,504	4,103	805	6,615	333,302	325,641	7,661	2.35%
Net Operating Income (Loss), Excluding Residential and Hotel	518,729	499,103	19,626	3.93%	76	—	25,837	(179)	(1,049)	(158)	3,650	7,958	547,243	506,724	40,519	8.00%
Residential Net Operating Income (2)	1,840	1,333	507	38.03%	—	—	—	—	—	—	—	5,417	1,840	6,750	(4,910)	(72.74)%
Hotel Net Operating Income (2)	3,294	3,534	(240)	(6.79)%	—	—	—	—	—	—	—	—	3,294	3,534	(240)	(6.79)%
Net Operating Income (Loss)	$523,863	$503,970	$19,893	3.95%	$76	$—	$25,837	$(179)	$(1,049)	$(158)	$3,650	$13,375	$552,377	$517,008	$35,369	6.84%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the three months ended September 30, 2026 and 2025 is comprised of Residential Revenue of $3,883 and $12,845 less Residential Expenses of $2,043 and $6,095, respectively. Hotel Net Operating Income for the three months ended September 30, 2026 and 2025 is comprised of Hotel Revenue of $13,219 and $13,162 less Hotel Expenses of $9,925 and $9,628, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $25.3 million for the three months ended September 30, 2026 compared to 2025. The increase resulted from our average revenue per square foot increasing by approximately $0.36, contributing approximately $5.0 million, and our average occupancy increasing from 87.9% to 90.2%, contributing approximately $20.3 million.
Termination Income
Termination income increased by approximately $2.1 million for the three months ended September 30, 2026 compared to 2025.
Termination income for the three months ended September 30, 2026 and 2025 related to 11 and three clients, respectively, across the Same Property Portfolio and totaled approximately $3.3 million and $1.2 million, respectively.
Parking and Other Revenue
Parking and other revenue increased by approximately $2.4 million for the three months ended September 30, 2026 compared to 2025. Parking revenue increased by approximately $3.5 million, partially offset by a decrease in other revenue of approximately $1.1 million. The increase in parking revenue was primarily due to an increase in monthly parking. The decrease in other revenue was primarily related to the View Boston observatory.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $10.2 million, or 3.2%, for the three months ended September 30, 2026 compared to 2025.
Properties Acquired Portfolio
The table below lists the properties that we acquired between July 1, 2025 and September 30, 2026.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2026	2025	Change	2026	2025	Change
			(dollars in thousands)
860 and 870 Winter Street	August 20, 2026	N/A	$427	$—	$427	$351	$—	$351
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between July 1, 2025 and September 30, 2026.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2026	2025	Change	2026	2025	Change
				(dollars in thousands)
Reston Next Office Phase II	Third Quarter, 2024	Third Quarter, 2025	86,629	$1,116	$61	$1,055	$211	$227	$(16)
Reston Next Retail	First Quarter, 2025	First Quarter, 2026	30,284	46	—	46	84	13	71
290 Binney Street	Second Quarter, 2026	Second Quarter, 2026	572,578	28,442	—	28,442	3,472	—	3,472
			689,491	$29,604	$61	$29,543	$3,767	$240	$3,527

Properties In or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between July 1, 2025 and September 30, 2026.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2026	2025	Change	2026	2025	Change
Held for Development or Redevelopment (1)			(dollars in thousands)

Lexington Office Park	March 31, 2023	167,000	$284	$252	$32	$415	$419	$(4)
1000 & 1100 Winter Street	December 31, 2025	567,000	1,245	1,348	(103)	2,003	2,063	(60)
Kingstowne One	September 30, 2024	154,000	281	398	(117)	277	348	(71)
Santa Monica Business Park (2)	March 31, 2026	260,000	631	2,881	(2,250)	781	278	503
		1,148,000	2,441	4,879	(2,438)	3,476	3,108	368
Redevelopment
Reservoir Place (3)	March 31, 2025	363,000	14	(934)	948	28	995	(967)
		363,000	14	(934)	948	28	995	(967)
		1,511,000	$2,455	$3,945	$(1,490)	$3,504	$4,103	$(599)
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
(2)This portion of Santa Monica Business Park is comprised of two buildings, 2850 Ocean Park and 2800 28th Street.
(3)Reservoir Place is an approximately 528,000 square foot office building, of which approximately 165,000 square feet remains in-service. Reservoir Place commenced redevelopment on June 13, 2026.
Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2025 and September 30, 2026.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Square Feet	2026	2025	Change	2026	2025	Change
			(dollars in thousands)
Land
Almaden Boulevard	October 17, 2025	N/A	$—	$100	$(100)	$—	$134	$(134)
Land Parcels at Broad Run	December 1, 2025	N/A	—	—	—	—	12	(12)
3625 Peterson Way	December 11, 2025	N/A	—	614	(614)	—	285	(285)
North First Business Park	January 14, 2026	191,000	—	641	(641)	—	522	(522)
Shady Grove Parcel 1	February 5, 2026	N/A	—	—	—	—	146	(146)
Total Land		191,000	—	1,355	(1,355)	—	1,099	(1,099)
Residential
Proto Kendall Square	December 18, 2025	166,700	—	3,291	(3,291)	—	1,268	(1,268)
Signature at Reston Town Center	December 19, 2025	517,800	—	4,896	(4,896)	—	2,170	(2,170)
The Lofts at Atlantic Wharf	February 25, 2026	87,000	—	1,343	(1,343)	—	675	(675)
Total Residential		771,500	—	9,530	(9,530)	—	4,113	(4,113)
Non-Strategic Office / Retail
140 Kendrick Street	December 17, 2025	409,200	—	5,106	(5,106)	—	1,977	(1,977)
Kingstowne Retail	April 17, 2026	88,300	—	1,185	(1,185)	—	260	(260)
Sumner Square	August 5, 2026	210,500	1,000	2,604	(1,604)	(424)	1,514	(1,938)
1330 Connecticut Avenue	September 23, 2026	253,400	3,455	4,323	(868)	1,229	1,765	(536)
Total Non-Strategic Office / Retail		961,400	4,455	13,218	(8,763)	805	5,516	(4,711)
		1,923,900	$4,455	$24,103	$(19,648)	$805	$10,728	$(9,923)

Residential Net Operating Income
Net operating income for our residential same property increased by approximately $0.5 million for the three months ended September 30, 2026 compared to 2025.
The following reflects our occupancy and rental rate information, by region, for our residential same property for the three months ended September 30, 2026 and 2025.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Region	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)	2026	2025	Change (%)
San Francisco	$3,366	$3,004	12.1%	$4.23	$3.80	11.3%	93.5%	90.9%	2.9%	94.2%	89.0%	5.8%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had Net Operating Income of approximately $3.3 million for the three months ended September 30, 2026, representing a decrease of approximately $0.2 million compared to the three months ended September 30, 2025.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2026 and 2025.

	2026	2025	Change (%)
Occupancy	85.4%	82.8%	3.1%
Average daily rate	$331.21	$328.68	0.8%
REVPAR	$282.97	$272.00	4.0%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $0.5 million for the three months ended September 30, 2026 compared to 2025. Management services revenue increased by approximately $0.7 million partially offset by development services revenue decreasing by approximately $0.2 million. The increase in management services revenue is primarily related to an increase in leasing commissions.
General and Administrative Expense
General and administrative expense increased by approximately $1.4 million for the three months ended September 30, 2026 compared to 2025 primarily due to increases in compensation expense and other general and administrative expenses of approximately $0.8 million and $0.6 million, respectively. The increase in compensation expense includes an approximately $2.9 million non-cash increase related to the December 2025 issuance of the 2025 OPP Units and an increase in other compensation related items, partially offset by an approximately $3.1 million decrease in the value of our deferred compensation plan.

Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2026 and 2025 were approximately $4.1 million and $3.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $1.3 million for the three months ended September 30, 2026 compared to 2025. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased by approximately $7.5 million and $7.4 million for the three months ended September 30, 2026 compared to 2025, for BXP and BPLP, respectively, as detailed below (in thousands).

Portfolio	BXP			BPLP
	2026	2025	Change	2026	2025	Change
Same Property Portfolio	$218,325	$224,594	$(6,269)	$216,662	$222,891	$(6,229)
Properties Acquired Portfolio	176	—	176	176	—	176
Properties Placed In-Service Portfolio	7,346	260	7,086	7,346	260	7,086
Properties in or Held for Development or Redevelopment Portfolio	1,800	2,882	(1,082)	1,800	2,882	(1,082)
Properties Sold Portfolio	1,032	8,411	(7,379)	1,032	8,411	(7,379)
	$228,679	$236,147	$(7,468)	$227,016	$234,444	$(7,428)
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the three months ended September 30, 2026 compared to 2025, income (loss) from unconsolidated joint ventures increased by approximately $149.5 million primarily due to the recognition of an other-than-temporary impairment loss of approximately $145.1 million on our investment in Gateway Commons partially offset by an approximately $2.2 million gain on the sale of Beach Cities Media Campus during the three months ended September 30, 2025. These items did not recur during the three months ended September 30, 2026. Additionally, our New York region joint venture properties contributed approximately $6.5 million to the increase for the three months ended September 30, 2026, compared to 2025.

Gains on Sales of Real Estate
For the three months ended September 30, 2026 compared to 2025, gains on sales of real estate for both BXP and BPLP increased by approximately $8.5 million, as detailed below. During the three months ended September 30, 2025, gains on sales of real estate of approximately $1.9 million related to sales that occurred in prior periods. For additional information on the sales that occurred during the three months ended September 30, 2026, refer to Note 3 to the Consolidated Financial Statements.

				Gain on Sale (1)
Property	Location	Date Disposed	Square Feet	BXP	BPLP
				(dollars in thousands)
2026
Office:
Sumner Square (2)	Washington, DC	August 5, 2026	210,500	$1,932	$1,932
1330 Connecticut Avenue (2)	Washington, DC	September 23, 2026	253,400	8,528	8,528
Total			463,900	$10,460	$10,460
_______________
(1)For the three months ended September 30, 2026, the total excludes approximately $19,000 of loss related to sales that occurred in prior periods.
(2)We had previously recognized an impairment loss for this property.
Interest and Other Income
Interest and other income decreased by approximately $12,000 for the three months ended September 30, 2026 compared to 2025.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended September 30, 2026 and 2025 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under their respective deferred compensation plans, eligible officers and non-employee directors are permitted to defer a portion of their current compensation on a pre-tax basis and receive a tax-deferred return on the amounts deferred based on the performance of specific investments selected by participating officers and non-employee directors. In order to reduce our market risk relating to these plans, we typically acquire similar or identical investments as those selected by each officer or non-employee director and hold them in a separate account that is unrestricted as to its use. This enables us to generally match our liabilities to participants under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended September 30, 2026 and 2025, we recognized gains (losses) of approximately $(0.7) million and $2.4 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.7) million and $2.4 million during the three months ended September 30, 2026 and 2025, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that were associated with the performance of the specific investments selected by participating officers and former non-employee directors of BXP.
Unrealized Gain on Non-Real Estate Investments
We invest in non-real estate investments, which primarily consist of environmentally-focused investment funds. During the three months ended September 30, 2026 and 2025, we recognized an unrealized gain of approximately $0.4 million and $0.2 million, respectively, due to the observable changes in the fair value of the investments.
Impairment Losses
During the three months ended September 30, 2025, in conjunction with our strategy to sell non-core assets, we evaluated our properties that were under negotiation for sale with third-parties and recorded the following impairments. There were no impairment losses during the three months ended September 30, 2026.

Property	Location	Property Type	BXP	BPLP
2025			(in thousands)
Almaden Boulevard	San Jose, CA	Land	$25,515	$25,515
1330 Connecticut Avenue	Washington, DC	Office	20,358	17,460
Shady Grove – Parcel 3	Rockville, MD	Land	13,913	13,913
North First Business Park	San Jose, CA	Land	9,115	9,100
			$68,901	$65,988
Interest Expense
Interest expense decreased by approximately $5.2 million for the three months ended September 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2026 compared to September 30, 2025
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.000% exchangeable senior notes due 2030 on September 29, 2025	$4,889
Issuance of $700.0 million in aggregate principal of 6.050% unsecured senior notes due 2036 on August 31, 2026	3,654
Decrease in capitalized interest related to development projects	2,125
Amortization expense of financing fees	1,071
Mortgage loan financings (1)	132
Other interest expense (excluding senior notes)	36
Total increases to interest expense	11,907
Decreases to interest expense due to:
Repayment of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on February 2, 2026	(9,211)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net (1)	(5,755)
Unsecured commercial paper	(1,327)
Hedge settlement (2)	(587)
Decrease in interest due to finance leases	(199)
Total decreases to interest expense	(17,079)
Total change in interest expense	$(5,172)
______________
(1)Includes, if applicable, fair value and swap adjustments (See Note 7 to the Consolidated Financial Statements).
(2)BPLP had entered into interest rate swap contracts in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with BPLP’s offering of its 2.750% senior unsecured notes due 2026, BPLP terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. We reclassified into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the past 10 years) (See Note 14 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2026 and 2025 was approximately $11.4 million and $13.5 million, respectively. These costs are not included in the interest expense referenced above.

At September 30, 2026, our variable rate debt consisted of (1) the $100.0 million 2024 Unsecured Term Loan, (2) BPLP’s $2.95 billion 2025 Credit Facility, (3) BPLP’s $750.0 million Commercial Paper Program and (4) the $1.2 billion construction loan for the development of 343 Madison Avenue. The 2025 Credit Facility consists of (1) the Revolving Facility of $2.25 billion and (2) the Term Loan Facility of $700.0 million. As of September 30, 2026, there were $100.0 million, $947.0 million, $750.0 million and $80.1 million outstanding under the 2024 Unsecured Term Loan, 2025 Credit Facility, Commercial Paper Program and the construction loan, respectively.
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
For a summary of our consolidated debt as of September 30, 2026 refer to the heading “Liquidity and Capital Resources—Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $10.8 million for the three months ended September 30, 2026 compared to 2025, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2026	2025	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$3,833	$3,008	$825
7 Times Square	2,111	2,198	(87)
601 Lexington Avenue (2)	3,274	1,186	2,088
100 Federal Street	3,173	3,091	82
Atlantic Wharf Office Building	4,390	4,529	(139)
343 Madison Avenue (3)	—	—	—
300 Binney Street	3,649	3,632	17
290 Binney Street (4)	8,262	209	8,053
	$28,692	$17,853	$10,839
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our clients.
(2)The increase was primarily attributable to a decrease in depreciation expense.
(3)On September 23, 2026, we completed the sale of a 10.55% direct and indirect ownership interest in the property. The property is currently in development (See Note 9 to the Consolidated Financial Statements).
(4)Property was fully placed in-service on April 30, 2026.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $25.3 million for the three months ended September 30, 2026 compared to 2025 primarily due to an increase in allocable income, which was primarily the result of recognizing greater non-cash impairment losses during the three months ended September 30, 2025, that did not recur in 2026. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations on maturing debt, including:
•$100.0 million of principal outstanding on the 2024 Unsecured Term Loan maturing September 24, 2027, for which we have a one-year extension option, subject to certain conditions;

•$2.3 billion of mortgage debt that is secured by 767 Fifth Avenue in New York City (we hold a 60% ownership interest) and matures on June 9, 2027; and
•amounts that become due under the Commercial Paper Program;
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
•proceeds from the sales of real estate and interests in joint ventures owning real estate, including proceeds generated from our asset sales program;
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
Balance Sheet & Financing Activity
During the third quarter, we entered into a $1.2 billion construction loan for the development of 343 Madison Avenue in New York City, New York. In addition, we completed the sale of an approximately 10.55% direct and indirect equity interest in the development project to an investor for approximately $50.7 million (See Notes 6 and 9 to the Consolidated Financial Statements). The sale and financing reduced our share of the future equity requirement for the development to approximately $250.2 million. We continue to pursue our goal to sell a total interest of 30% to 50% in the development project.
As of October 30, 2026, we had available cash of approximately $347.0 million (of which approximately $108.7 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors. We believe that our access to capital and our strong liquidity, including the approximately $1.2 billion available under BPLP’s Revolving Facility (after deducting the $750.0 million being used as a backstop for the Commercial Paper Program), and our available cash, are generally sufficient to fund our near-term capital needs on existing development and redevelopment projects, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements (see “REIT Tax Distribution Considerations” below) and still allow us to act opportunistically on attractive investment opportunities. Specifically with respect to the mortgage debt secured by 767 Fifth Avenue that is scheduled to mature in June 2027, we expect to either refinance or extend the loan prior to or at maturity (see also the discussion on page 50). However, there can be no assurance that we will be able to refinance or extend the loan on terms favorable to us, or at all.
On August 31, 2026, BPLP completed a public offering of $700.0 million in aggregate principal amount of its 6.050% unsecured senior notes due 2036. The notes were priced at 99.837% of the principal amount to yield an effective rate (including financing fees) of approximately 6.162% per annum to maturity. The notes will mature on October 15, 2036, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $692.4 million after deducting underwriting discounts and transaction expenses. Subsequently, on October 1, 2026, BPLP repaid at maturity $1.0 billion in aggregate principal amount of its 2.750% unsecured senior notes due October 1, 2026, at par with available cash and the proceeds from BPLP’s August 2026 offering.
From January 1, 2025 through October 30, 2026, we completed 20 sales transactions of which our share of the aggregate gross sales price was approximately $1.6 billion and our share of the net proceeds totaled approximately $1.4 billion.
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
Construction & Redevelopment Activities
As of September 30, 2026, we have six properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $3.1 billion, of which approximately $773.0 million remained to be invested. The commercial space in the pipeline, which excludes residential units, was approximately 70% pre-leased as of October 30, 2026.

The following table presents information on properties under construction/redevelopment as of September 30, 2026 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at September 30, 2026 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
Reservoir Place (Redevelopment)	Q2 2027	Waltham, MA	—	363,000	$14,900	$87,000	$—	$—	$72,100	89%	(6)
725 12th Street (Redevelopment)	Q3 2029	Washington, DC	1	320,000	125,765	349,600	—	—	223,835	93%
343 Madison Avenue (89.45% ownership)	Q2 2031	New York, NY	1	930,000	498,037	1,750,000	1,073,400	71,634	250,197	56%
Total Office Properties under Construction/Redevelopment			2	1,613,000	638,702	2,186,600	1,073,400	71,634	546,132	71%

Residential (7)
Reverie - 17 Hartwell Avenue (312 units) (20% ownership)	Q2 2028	Lexington, MA	1	347,000	23,213	35,900	19,747	4,469	—	—%
17 Hartwell Avenue - Retail			—	2,100	—	—	—	—	—	—%
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	490,000	411,207	597,800	—	—	186,593	—%
121 Broadway Street - Retail			—	1,550	—	—	—	—	—	—%
290 Coles Street (670 Units) (19.46% ownership)	Q3 2029	Jersey City, NJ	1	693,000	46,949	88,700	56,422	21,918	7,247	—%	(8)
290 Coles Street - Retail			—	13,000	—	—	—	—	—	—%
Worldgate Drive (359 units) (20% ownership)	Q2 2030	Herndon, VA	1	347,000	4,576	26,400	13,639	—	8,185	—%
Total Residential Properties under Construction			4	1,893,650	485,945	748,800	89,808	26,387	202,025	—%
Total Properties under Construction/Redevelopment			6	3,506,650	$1,124,647	$2,935,400	$1,163,208	$98,021	$748,157	70%	(9) (10)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflects our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2026.
(3)Includes approximately $97.3 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $97.3 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of October 30, 2026, including leases with future commencement dates.
(6)Reservoir Place is an approximately 528,000 square foot office building, of which approximately 165,000 square feet remains in-service (see Note 3 to the Consolidated Financial Statements).
(7)Residential Projects are shown in gross square feet.
(8)Total Available Financing and Outstanding at September 30, 2026 includes our share of the $225 million construction loan and $65 million of preferred equity. We provided the preferred equity, which accrues at a 13% internal rate of return and has been fully funded.
(9)In connection with the development of 290 Binney Street (see Note 3 to the Consolidated Financial Statements), we have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third-party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $159.1 million for the vault as of September 30, 2026.
(10)Percentage leased excludes residential units.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.5 billion and $938.7 million at September 30, 2026 and 2025, respectively, representing an increase of approximately $582.9 million. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2026	2025	Change
	(in thousands)
Net cash provided by operating activities	$937,392	$837,405	$99,987
Net cash used in investing activities	(572,341)	(988,228)	415,887
Net cash used in financing activities	(400,657)	(245,644)	(155,013)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.7 years as of September 30, 2026, with occupancy rates historically in the range of approximately 86% to 92%. Generally, our properties generate a relatively consistent stream of cash flows that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. Cash is provided by investing activities from sales of real estate and sales of investments in unconsolidated joint ventures. Cash used in investing activities for the nine months ended September 30, 2026 and September 30, 2025 is detailed below:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Acquisitions of real estate (1)	$(30,287)	$—
Construction in progress (2)	(574,016)	(500,537)
Building, pre-development and other capital improvements (3)	(84,691)	(171,660)
Tenant improvements	(289,908)	(243,194)
Proceeds from sales of real estate (4)	294,234	21,840
Capital contributions to unconsolidated joint ventures (5)	(95,883)	(118,524)
Capital distributions from unconsolidated joint ventures (6)	7,431	29,211
Proceeds from sales of investments in unconsolidated joint ventures (7)	215,058	—
Investment in non-real estate investments	(2,612)	(2,060)
Issuance of notes receivable (including related party)	(13,448)	(4,026)
Investments in securities, net	1,781	722
Net cash used in investing activities	$(572,341)	$(988,228)
Cash used in investing activities changed primarily due to the following:
(1)Acquisition of real estate included the purchase of 860 and 870 Winter Street (See Note 3 to the Consolidated Financial Statements).
(2)Construction in progress for the nine months ended September 30, 2026 included ongoing expenditures associated with Reston Next Retail and 290 Binney Street, which were fully placed in-service during the nine months ended September 30, 2026. In addition, we incurred costs associated with our continued development/redevelopment of 121 Broadway Street, 725 12th Street, 343 Madison Avenue and Reservoir Place.
Construction in progress for the nine months ended September 30, 2025 included ongoing expenditures associated with Reston Next Office Phase II, Reston Next Retail and 1050 Winter Street, which were partially or fully placed in-service during the nine months ended September 30, 2025. In addition, we incurred costs associated with our continued development/redevelopment of 290 Binney Street, 121 Broadway, 725 12th Street and 343 Madison Avenue.
(3)Building, pre-development and other capital improvements for the nine months ended September 30, 2025 included approximately $39.4 million of pre-development expenditures associated with the 343 Madison Avenue project. Beginning July 31, 2025, costs associated with the continued development of 343 Madison Avenue are included within construction in progress.
(4)Proceeds from sales of real estate for the nine months ended September 30, 2026 were primarily from six transactions (See Note 3 to the Consolidated Financial Statements).
Proceeds from sale of real estate for the nine months ended September 30, 2025 consisted of approximately $21.8 million of proceeds from the sale of the land at 17 Hartwell Avenue. On June 27, 2025, we entered into a new joint venture for the redevelopment of 17 Hartwell Avenue.
(5)Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2026 consisted primarily of cash contributions of approximately $35.7 million, $21.0 million, $19.2 million, $6.2 million, and $5.4 million to our 290 Coles Street, 200 Fifth Avenue, 360 Park Avenue South, 17 Hartwell Avenue and 13150 Worldgate Drive joint ventures, respectively. On June 4, 2026, we entered into a new joint venture for the development of 13150 Worldgate Drive (See Note 5 to the Consolidated Financial Statements).
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

(6)Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2026 consisted of cash distributions, resulting from excess net proceeds from ABXP Worldgate Investments LLC’s sale of 13150 Worldgate Drive (See Note 5 to the Consolidated Financial Statements).
Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2025 consisted of cash distributions totaling approximately $29.2 million from our Beach Cities Media Campus joint venture resulting from excess proceeds from the sale of the property.
(7)Proceeds from sales of investments in unconsolidated joint ventures for the nine months ended September 30, 2026 were primarily from two transactions (See Note 5 to the Consolidated Financial Statements).
Cash used in financing activities for the nine months ended September 30, 2026 totaled approximately $0.4 billion. This amount consisted primarily of the repayment of BPLP’s $1.0 billion in aggregate principal amount of its 3.650% unsecured senior notes due February 1, 2026 and the payment of our regular dividends and distributions to our shareholders and unitholders, partially offset by the issuance of BPLP’s $700.0 million in aggregate principal amount of its 6.050% unsecured senior notes due October 15, 2036, approximately $50.3 million of proceeds from the sale of an ownership interest in 343 Madison Avenue (See Note 9 to the Consolidated Financial Statements) and approximately $44.9 million of contributions from noncontrolling interests in property partnerships. Future debt payments are discussed below under the heading “Debt.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	September 30, 2026
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	159,672	159,672	$9,757,556
Common Operating Partnership Units	17,825	17,825	1,089,286	(2)
Total Equity		177,497	$10,846,842

Consolidated Debt			$16,590,522
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,102,877
Subtract:
Partners’ share of Consolidated Debt (4)			1,367,556
BXP’s Share of Debt			$16,325,843

Consolidated Market Capitalization			$27,437,364
BXP’s Share of Market Capitalization			$27,172,685
Consolidated Debt/Consolidated Market Capitalization			60.47%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			60.08%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on September 30, 2026 of $61.11.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2023 MYLTIP Units but excluding the 2024 - 2026 MYLTIP Units and 2025 OPP Units because the performance periods had not ended as of September 30, 2026).
(3)See page 85 for additional information.
(4)See page 84 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:

(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2026, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of 2012 and 2025 OPP Units or MYLTIP Units unless and until certain performance thresholds are achieved and they are earned. Because their performance periods have not yet ended, the 2024 - 2026 MYLTIP Units and 2025 OPP Units are not included in this calculation as of September 30, 2026.
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

Debt
The following table summarizes certain information with respect to our indebtedness outstanding as of September 30, 2026 and 2025 (dollars in thousands).

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	9/30/2026	9/30/2025
Unsecured Senior Notes (2)
Unsecured Senior Notes	3.650%	3.766%	February 1, 2026	N/A	$1,000,000
Unsecured Senior Notes (3)	2.750%	3.495%	October 1, 2026	$1,000,000	1,000,000
Unsecured Senior Notes	6.750%	6.924%	December 1, 2027	750,000	750,000
Unsecured Senior Notes	4.500%	4.628%	December 1, 2028	1,000,000	1,000,000
Unsecured Senior Notes	3.400%	3.505%	June 21, 2029	850,000	850,000
Unsecured Senior Notes	2.900%	2.984%	March 15, 2030	700,000	700,000
Unsecured Senior Notes	3.250%	3.343%	January 30, 2031	1,250,000	1,250,000
Unsecured Senior Notes	2.550%	2.671%	April 1, 2032	850,000	850,000
Unsecured Senior Notes	2.450%	2.524%	October 1, 2033	850,000	850,000
Unsecured Senior Notes	6.500%	6.619%	January 15, 2034	750,000	750,000
Unsecured Senior Notes	5.750%	5.842%	January 15, 2035	850,000	850,000
Unsecured Senior Notes	6.050%	6.162%	October 15, 2036	700,000	N/A
Total Principal Amount				9,550,000	9,850,000
Less: Unamortized discount and deferred financing costs, net				43,856	46,664
Carrying Amount				9,506,144	9,803,336

Unsecured Exchangeable Senior Notes	2.000%	2.496%	October 1, 2030	1,000,000	1,000,000
Less: Unamortized deferred financing costs				20,106	24,920
Carrying Amount				979,894	975,080

Unsecured Commercial Paper (4)	4.18%	4.19%	Various	750,000	750,000
Unsecured Line of Credit (Revolving Credit Facility) (5)	4.65%	4.75%	March 29, 2030	247,000	—

Unsecured Term Loans
2024 Unsecured Term Loan (6)	4.82%	4.97%	September 24, 2027	100,000	100,000
Unsecured Term Loan Facility (7)	4.85%	4.98%	March 30, 2029	700,000	700,000
Total Principal Amount				800,000	800,000
Less: Deferred financing costs and fair value adjustments, net				2,329	3,202
Carrying Amount				797,671	796,798

Mortgage Notes
767 Fifth Avenue (the General Motors Building) (60% ownership) (2)(8)	3.43%	3.64%	June 9, 2027	2,300,000	2,300,000
Santa Monica Business Park (2)	5.47%	5.60%	October 8, 2028	200,000	200,000
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage) (2)(9)	6.04%	6.27%	October 26, 2028	600,000	600,000
901 New York Avenue (10)	5.00%	5.06%	January 5, 2029	194,815	199,119
343 Madison Avenue (89.45% ownership) (2)(11)	6.18%	7.32%	July 28, 2030	80,086	N/A
601 Lexington Avenue (55% ownership) (2)	2.79%	2.93%	January 9, 2032	1,000,000	1,000,000
Total Principal Amount				4,374,901	4,299,119

	Interest Rate			Amount
	Stated	GAAP (1)	Maturity Date	9/30/2026	9/30/2025
Less: Deferred financing costs and fair value adjustments, net				65,088	19,637
Carrying Amount				4,309,813	4,279,482

Total Consolidated Debt				$16,590,522	$16,604,696
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
(3)These unsecured senior notes were repaid at maturity, see Note 14 to the Consolidated Financial Statements.
(4)At September 30, 2026, the weighted-average maturity of the commercial paper notes outstanding was 29 days from the date of issuance. At October 30, 2026, BPLP had an aggregate of $750.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 4.22% per annum and had a weighted-average maturity of 30 days, from the date of issuance.
(5)The unsecured line of credit bears interest at a variable rate of SOFR+0.85% per annum. The 2025 Credit Facility is used as a backstop for the $750.0 million Commercial Paper Program. As such, BPLP intends to maintain, at a minimum, availability under the unsecured line of credit in an amount equal to the amount of unsecured commercial paper notes outstanding. The table below provides the principal indebtedness outstanding and remaining capacity under the unsecured line of credit at September 30, 2026 and October 30, 2026 (dollars in thousands).

		September 30, 2026		October 30, 2026
	Facility	Outstanding	Remaining Capacity	Outstanding	Remaining Capacity
Unsecured Line of Credit	$2,250,000	$247,000	$2,003,000	$267,000	$1,983,000
Less:
Unsecured Commercial Paper			750,000		750,000
Letters of Credit			2,496		1,600
Total Remaining Capacity			$1,250,504		$1,231,400
(6)The 2024 Unsecured Term Loan bears interest at a variable rate of SOFR+1.05% per annum and has a one-year extension option remaining, subject to certain conditions.
(7)The Unsecured Term Loan Facility bears interest at a variable rate of SOFR+0.95% per annum and has two, six-month extension options, each subject to customary conditions.
(8)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2026, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.
(9)The mortgage loan bears interest at a variable rate of Daily Compounded SOFR+2.25% per annum. BPLP entered into interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% through October 26, 2028. The stated interest rate reflects the weighted-average fixed interest rate based on the interest rate swap contracts plus 2.25% per annum.
(10)The mortgage loan has a one-year extension option remaining, subject to certain conditions.
(11)The construction loan has a borrowing capacity of $1.2 billion and a one-year extension option, subject to customary conditions. The construction loan bears interest at a variable rate of Term SOFR+2.50% per annum, which may be reduced to Term SOFR+2.25% per annum upon the achievement of certain leasing and construction milestones.

The following table lists our mortgage notes, net outstanding and our partners’ share, based on their respective ownership percentage, from our consolidated joint ventures as of September 30, 2026 (dollars in thousands).

	Carrying Amount
Properties	100%	Partners’ Share
Wholly-owned
901 New York Avenue	$194,529	N/A
Santa Monica Business Park	199,492	N/A
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	597,221	N/A
Subtotal	991,242	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building) (60% ownership) (1)	2,297,612	$919,053
601 Lexington Avenue (55% ownership)	992,889	446,800
343 Madison Avenue (89.45% ownership) (1)	28,070	1,703
Subtotal	3,318,571	1,367,556
Total	$4,309,813	$1,367,556
_______________
(1)The partners’ share of the carrying amount has been adjusted for basis differentials and the unearned portion of capitalized fees.
The table below provides the debt statistics of our outstanding consolidated indebtedness at September 30, 2026 and September 30, 2025.

	September 30, 2026				September 30, 2025
		Weighted Average				Weighted Average
	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)	% of Total Debt	Stated Rates	GAAP Rates (1)	Maturity (years)
Floating Rate Debt (2)	12.19%	4.55%	4.64%	1.6	8.71%	4.92%	4.98%	1.7
Fixed Rate Debt (3)	87.81%	3.94%	4.08%	3.8	91.29%	3.85%	3.99%	4.2
Consolidated Debt	100.00%	4.01%	4.15%	3.5	100.00%	3.94%	4.07%	4.0

Unsecured Debt	74.02%	4.08%	4.20%	4.1	74.23%	3.99%	4.11%	4.3
Secured Debt	25.98%	3.82%	4.01%	2.1	25.77%	3.80%	3.99%	3.1
Consolidated Debt	100.00%	4.01%	4.15%	3.5	100.00%	3.94%	4.07%	4.0
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of any hedging transactions (and excluding capped calls classified as equity) and adjustments required under ASC 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)The unsecured commercial paper notes are included in our floating rate debt statistics. At September 30, 2026, the unsecured commercial paper notes outstanding bore a weighted-average interest rate of approximately 4.18% per annum and had a weighted-average maturity of 29 days from the date of issuance.
(3)The Fixed Rate Debt includes the effects of hedging transactions.
Derivative Instruments and Hedging Activities
As of September 30, 2026, we had $600.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $10.0 million, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from approximately 19% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2026, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.7 billion (of which our proportionate share is approximately $1.1 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2026. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy), as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	6.32%	6.63%	Term SOFR+2.50%	$220,000	$(730)	$219,270	$155,923	(2)(3)(4)	December 13, 2027
1265 Main Street	50.00%	3.77%	3.84%	N/A	31,930	(146)	31,784	15,892		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(150)	549,850	274,925	(2)	August 9, 2027
The Hub on Causeway - Podium & 100 Causeway Street	50.00%	5.73%	5.94%	N/A	465,000	(4,299)	460,701	230,350	(2)	April 9, 2031
Hub50House	50.00%	4.43%	4.51%	SOFR+1.35%	185,000	(779)	184,221	92,110	(2)(5)	June 17, 2032
Safeco Plaza	33.67%	4.00%	4.09%	N/A	250,000	—	250,000	84,175	(2)(6)	November 30, 2028
500 North Capitol Street, NW	30.00%	6.78%	6.86%	N/A	70,000	(352)	69,648	20,894	(2)(7)	September 25, 2031
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR+1.41%	591,144	(3,626)	587,518	153,859	(8)	November 24, 2028
3 Hudson Boulevard	25.00%	8.99%	10.81%	Term SOFR+5.25%	108,000	(2,156)	105,844	26,461	(2)(3)(9)(10)	November 9, 2027
3 Hudson Boulevard	25.00%	10.99%	10.99%	Term SOFR+7.25%	28,631	—	28,631	7,158	(2)(3)(9)	November 9, 2027
Skymark - Reston Next Residential	20.00%	5.68%	5.70%	Term SOFR+2.00%	140,000	(28)	139,972	27,994	(2)(3)(11)	November 13, 2026
17 Hartwell Avenue	20.00%	6.75%	6.93%	N/A	22,346	(437)	21,909	4,156	(2)(12)	July 10, 2030
13150 Worldgate Drive	20.00%	N/A	N/A	N/A	—	—	—	—	(2)(13)	June 10, 2031
290 Coles Street	19.46%	6.21%	6.52%	Term SOFR+2.50%	47,654	(1,503)	46,151	8,980	(2)(3)(14)	March 5, 2029
Total					$2,709,705	$(14,206)	$2,695,499	$1,102,877
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
(7)The indebtedness consists of (x) a $70.0 million component that bears interest at a fixed rate of 6.78% per annum and (y) a $35.0 million component that bears interest at a variable rate equal to Term SOFR plus 2.00% per annum and as of September 30, 2026, is available to be advanced to the joint venture (See Note 5 to the Consolidated Financial Statements).
(8)The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 12, 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts.
(9)The indebtedness consists of (x) a $108.0 million senior loan with a third-party lender and (y) a mezzanine loan provided by us with a maximum commitment of $50.0 million. As of September 30, 2026, we have funded approximately $28.6 million of the mezzanine loan. The loan is reflected as Related Party Notes Receivable, Net on our Consolidated Balance Sheets.
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

BXP
The following table presents a reconciliation of Net income (loss) attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
	(in thousands)
Net income (loss) attributable to BXP, Inc.	$114,482	$(121,712)
Add:
Noncontrolling interest—common units of the Operating Partnership	12,320	(12,981)
Noncontrolling interests in property partnerships	28,692	17,853
Net income (loss)	155,494	(116,840)
Add:
Depreciation and amortization	228,679	236,147
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,901)	(22,615)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,047	17,272
Corporate-related depreciation and amortization	(632)	(582)
Non-real estate depreciation and amortization	2,131	2,130
Impairment losses	—	68,901
Impairment losses included within income (loss) from unconsolidated joint ventures	—	145,133
Less:
Gains on sales included within income (loss) from unconsolidated joint ventures	—	2,236
Gains on sales of real estate	10,441	1,932
Unrealized gain on non-real estate investments	386	178
Noncontrolling interests in property partnerships	28,692	17,853
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	334,299	307,347
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	32,059	30,673
Funds from Operations attributable to BXP, Inc.	$302,240	$276,674
Our percentage share of Funds from Operations—basic	90.41%	90.02%
Weighted average shares outstanding—basic	159,585	158,345

The following tables present a reconciliation of Net income (loss) attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
	(in thousands)
Net income (loss) attributable to BXP, Inc.	$114,482	$(121,712)
Add:
Noncontrolling interest—common units of the Operating Partnership	12,320	(12,981)
Noncontrolling interests in property partnerships	28,692	17,853
Net income (loss)	155,494	(116,840)
Add:
Depreciation and amortization	228,679	236,147
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,901)	(22,615)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,047	17,272
Corporate-related depreciation and amortization	(632)	(582)
Non-real estate depreciation and amortization	2,131	2,130
Impairment losses	—	68,901
Impairment losses included within income (loss) from unconsolidated joint ventures	—	145,133
Less:
Gains on sales included within income (loss) from unconsolidated joint ventures	—	2,236
Gains on sales of real estate	10,441	1,932
Unrealized gain on non-real estate investments	386	178
Noncontrolling interests in property partnerships	28,692	17,853
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	334,299	307,347
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	334,299	307,347
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	31,959	30,581
Diluted FFO attributable to BXP, Inc. (1)	$302,340	$276,766
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.44% and 90.05% for the three months ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,
	2026	2025
	shares/units (in thousands)
Basic Funds from Operations	176,512	175,901
Effect of Dilutive Securities:
Stock based compensation	524	583
Diluted Funds from Operations	177,036	176,484
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	16,927	17,556
Diluted Funds from Operations attributable to BXP, Inc. (1)	160,109	158,928
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.44% and 90.05% for the three months ended September 30, 2026 and 2025, respectively.
BPLP
The following table presents a reconciliation of Net income (loss) attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$128,465	$(130,077)
Add:
Noncontrolling interests in property partnerships	28,692	17,853
Net income (loss)	157,157	(112,224)
Add:
Depreciation and amortization	227,016	234,444
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,901)	(22,615)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,047	17,272
Corporate-related depreciation and amortization	(632)	(582)
Non-real estate depreciation and amortization	2,131	2,130
Impairment losses	—	65,988
Impairment losses included within income (loss) from unconsolidated joint ventures	—	145,133
Less:
Gains on sales included within income (loss) from unconsolidated joint ventures	—	2,236
Gains on sales of real estate	10,441	1,932
Unrealized gain on non-real estate investments	386	178
Noncontrolling interests in property partnerships	28,692	17,853
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$334,299	$307,347
Weighted average shares outstanding—basic	176,512	175,901
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2023 MYLTIP Units).

The following tables present a reconciliation of Net income (loss) attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	2025
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$128,465	$(130,077)
Add:
Noncontrolling interests in property partnerships	28,692	17,853
Net income (loss)	157,157	(112,224)
Add:
Depreciation and amortization	227,016	234,444
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(23,901)	(22,615)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	12,047	17,272
Corporate-related depreciation and amortization	(632)	(582)
Non-real estate depreciation and amortization	2,131	2,130
Impairment losses	—	65,988
Impairment losses included within income (loss) from unconsolidated joint ventures	—	145,133
Less:
Gains on sales included within income (loss) from unconsolidated joint ventures	—	2,236
Gains on sales of real estate	10,441	1,932
Unrealized gain on non-real estate investments	386	178
Noncontrolling interests in property partnerships	28,692	17,853
Funds from Operations attributable to Boston Properties Limited Partnership (1)	334,299	307,347
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$334,299	$307,347
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2023 MYLTIP Units).

	Three months ended September 30,
	2026	2025
	shares/units (in thousands)
Basic Funds from Operations	176,512	175,901
Effect of Dilutive Securities:
Stock based compensation	524	583
Diluted Funds from Operations	177,036	176,484
Material Cash Commitments
We have various service contracts with vendors related to our property management. In addition, we enter into other contracts in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the three months ended September 30, 2026, we paid approximately $140.2 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended September 30, 2026, we and our unconsolidated joint venture partners incurred approximately $172.4 million of new tenant-related obligations associated with approximately 1.1 million square feet of second generation leases, or approximately $155 per square foot. During the three months ended September 30, 2026, we signed approximately 93,100 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, of which one of the most significant is a change in interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair values of our debt obligations are affected by changes in the market interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rates, increases in interest rates can result in increased interest expense under our 2025 Credit Facility, 2024 Unsecured Term Loan, Commercial Paper Program, certain construction and mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy clients in order to achieve the most favorable construction and permanent financing terms.
As of September 30, 2026, approximately $14.0 billion of our indebtedness bore interest at fixed rates, and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.6 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $750.0 million of borrowings under the Commercial Paper Program, $247.0 million of borrowings under BPLP’s Revolving Facility, and approximately $880.0 million of secured debt. However, we have entered into interest rate swaps with notional amounts aggregating $600.0 million for our secured debt, thus fixing the interest rates for all or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts). Therefore, as of September 30, 2026, we effectively had approximately $2.0 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of September 30, 2026.
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

	2026	2027	2028	2029	2030	2031+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(133)	$2,301,591	$3,340	$182,961	$(1,348)	$998,620	$3,485,031	$3,200,911
GAAP Average Interest Rate	5.06%	3.64%	5.06%	5.06%	—%	2.93%	3.52%
Variable Rate	(3,798)	(15,195)	785,107	(13,599)	72,267	—	824,782	875,056
Subtotal	$(3,931)	$2,286,396	$788,447	$169,362	$70,919	$998,620	$4,309,813	$4,075,967
	Unsecured debt, net
Fixed Rate	$996,468	$735,992	$987,191	$838,809	$690,971	$6,236,607	$10,486,038	$9,827,246
GAAP Average Interest Rate	3.50%	6.92%	4.63%	3.51%	2.70%	4.35%	4.15%
Variable Rate	749,743	99,016	(877)	699,789	247,000	—	1,794,671	1,798,704
Subtotal	$1,746,211	$835,008	$986,314	$1,538,598	$937,971	$6,236,607	$12,280,709	$11,625,950
Total Debt	$1,742,280	$3,121,404	$1,774,761	$1,707,960	$1,008,890	$7,235,227	$16,590,522	$15,701,917
At September 30, 2026, the weighted-average stated interest rate on the fixed rate debt stated above was 3.85% per annum. At September 30, 2026, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 4.89% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $6.7 million and $20.1 million for the three and nine months ended September 30, 2026, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2026, that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds.
BXP, Inc.
(a)During the three months ended September 30, 2026, BXP issued an aggregate of 145,528 shares of common stock in exchange for 145,528 OP units held by certain limited partners of BPLP. Of these shares, 107,041 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2026 – July 31, 2026	167	(1)	$71.19	N/A	N/A
August 1, 2026 – August 31, 2026	—		$—	N/A	N/A
September 1, 2026 – September 30, 2026	832	(1)	$65.74	N/A	N/A
Total	999		$66.65	N/A	N/A
___________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2026, in connection with issuances of common stock by BXP pursuant to purchases of common stock under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 6,278 common units to BXP in exchange for approximately $0.3 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	167	(1)	$71.19	N/A	N/A
August 1, 2026 – August 31, 2026	—		$—	N/A	N/A
September 1, 2026 – September 30, 2026	832	(1)	$65.74	N/A	N/A
Total	999		$66.65	N/A	N/A
___________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
Not Applicable.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6—Exhibits.
(a)Exhibits

4.1	—
Supplemental Indenture No. 27, dated as of August 31, 2026, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 6.050% Senior Note due 2036. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on August 31, 2026.)

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

BXP, INC.

November 6, 2026	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

November 6, 2026	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)